Form 10QSB
period 2008-04-30
ARK DEVELOPMENT INC
filed 2008-07-16
CIK 1396302

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE

EXCHANGE ACT

Commission file Number 333-148574

ARK DEVELOPMENT, INC.

 Exact name of small business issuer as specified in its charter

Colorado                                                                                                  20-5965988

(State or other jurisdiction of

                              I.R.S. Employer

               incorporation or organization)

                      Identification Number

4225 New Forrest Drive, Plano, Texas          75093

                    (Address of principal executive office)

(972) 612-7455

Issuer's telephone number

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the registrant filed all documents and reports required

To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of

Securities under a plan confirmed by a court.  Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's

Common equity as of the last practicable date: 4,850,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [__]

As of the date of this report the Registrant had 4,850,000 shares issued and outstanding

Item 1.

ARK DEVELOPMENT, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

April 30, 2008

(Unaudited)

ARK DEVELOPMENT, INC.

(An Exploration Stage Company)

BALANCE SHEETS

April 30, 2008 and October 31 2007

 (Prepared by Management)

ASSETS	(Unaudited)
April 30,
2008

Current Assets:
Cash	$ 2,357

Total Assets	$ 2,357

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:	-
Total Current Liabilities	-

Stockholders' Equity (Deficit):
Common stock, $.001 par value; 50,000,000 shares authorized
4,850,000 shares issued and outstanding	4,850
Additional paid in capital	46,650
Deficit Accumulated during Exploration Stage	(49,143)

Total Stockholders' Equity (Deficit)	2,357

Total Liabilities and Stockholders' Equity (Deficit)	$ 2,357

SEE ATTACHED NOTES

ARK DEVELOPMENT, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the three and six months periods ended April 30, 2008 and 2007 and for the period October 9, 2006 (Inception) to April 30, 2008

 (Prepared by Management)

	For the three	For the three	For the six	For the six	From October 9, 2006
	months ended	months ended	months ended	months ended	(Date of inception)
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007	April 30, 2008

Revenue:	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

Operating Expenses:
Impairment loss on oil & gas property	-	-		10,000	10,000
General & administrative	13,298	10	15,127	10	39,143
Total Operating Expenses	13,298	10	15,127	10,010	49,143

NET (LOSS)	(13,298)	(10)	(15,127)	(10,010)	(49,143)

Weighted Average Shares
Common Stock Outstanding	4,850,000	2,800,000	4,850,000	2,800,000

Net Loss Per Share
(Basic and Fully Diluted)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

SEE ATTACHED NOTES

ARK DEVELOPMENT, INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

for the three and six months ended April 30, 2008 and 2007

and for the period October 9, 2006 (Inception) to April 30, 2008

 (Prepared by Management)

	For the three	For the three	For the six	For the six	From October 9, 2006	From October 9, 2006
	months	months	months	months	(Date of inception)	(Date of inception)
	ended Apr 30,	ended Apr 30,	ended Apr 30,	ended Apr 30,	to October 31,	to January 31,
	2008	2007	2008	2007	2007	2008
Cash Flows Used in Operating Activities:
Net Loss	$ (13,298)	$ (10)	$ (15,127)	$ (10,010)	$ (34,016)	$ (49,143)
Adjustments to reconcile net (loss) to net cash provided by operating activites:

Issuance of stock for services rendered	-	-	-	-	5,000	5,000
Issuance of stock for Lease	-	-	-	5,000	5,000	5,000
Related party loan		(5,000)		-	-

Net Cash Used in Operating Activities	(13,298)	(5,010)	(15,127)	(5,010)	(24,016)	(39,143)

Cash Flows from Investing Activities:	-	-	-	-	-	-

Cash Flows from Financing Activities:
Payment of stock subscription		-	4,000	-	-	4,000
Issuance of common stock for cash	-	13,000	-	13,000	37,500	37,500
Net Cash Provided by Financing Activities	-	13,000	4,000	13,000	37,500	41,500

Net Increase (Decrease) in Cash	(13,298)	7,990	(11,127)	7,990	13,484	2,357

Cash at Beginning of Year	15,655	-	13,484	-	-	-

Cash at End of Year	$ 2,357	$ 7,990	$ 2,357	$ 7,990	$ 13,484	$ 2,357

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ -	$ -	$ 5,000	$ 5,000
Issuance of stock for Lease	$ -	$ 5,000	$ -	$ 5,000	$ 5,000	$ 5,000
Issuance of stock for Sock subscription receivable	$ -	$ 4,000	$ -	$ 4,000	$ 4,000	$ 4,000

SEE ATTACHED NOTES

ARK DEVELOPMENT, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2008

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Ark Development, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 9, 2006.  The Company’s activities to date have been limited to organization and capital formation.  The Company is “an exploration stage company” and has acquired an oil and gas lease for exploration and formulated a business plan to investigate the possibilities of a viable mineral deposit.  The Company has adopted October 31 as its fiscal year end.

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the three and six months ended April 30, 2008 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2007 included in the Company’s report on Form SB-2.

NOTE 2 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company considers revenue to be recognized at the time the service is performed.

USE OF ESTIMATES

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s short-term financial instruments consist of cash and cash equivalents and accounts payable.  The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.  Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash.  During the year the Company did not maintain cash deposits at financial institution in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation.  The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.  Loss per share is unchanged on a diluted basis as the Company does not have any common stock equivalents outstanding as of April 30, 2008.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 “Accounting for Income Taxes”.  SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities.  Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of April 30, 2008, the Company had a net operating loss carryforward of $49,143. The related deferred tax asset of approximately $16,700 has been fully offset by a valuation allowance due to the uncertainty of the Company being able to realize the benefit in future years.

CONCENTRATION OF CREDIT RISK

The Company does not have any concentration of financial credit risk.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact to its financial statements.

NOTE 3 – OIL AND GAS LEASE

The Company entered into the purchase of an oil & gas lease located in Palo Pinto County, Texas on January 3, 2007.  This lease was acquired from a Company engaged in the exploration and development of oil and gas properties.  The Company purchased this lease by issuing 500,000 shares of common stock valued at $.01 per share and by payment of cash in the amount of $ 5,000 for a total purchase price of $ 10,000. After the acquisition of this lease, management performed an impairment test to determine the carrying value of this oil and gas lease. Management determined that there was no reasonable method to value the claims and has impaired the cost of this lease and recorded the expense during the period ended October 31, 2007. This amount has been reflected in the statement of operations as impairment of oil and gas property.

NOTE 4 – COMMON STOCK

The Company issued 500,000 shares of its common stock in October 2006 in exchange for services rendered, valued at $5,000.

During the year ended October 31, 2007 the Company issued 3,450,000 shares of its common stock in exchange for cash.  3,300,000 of these shares were valued at $.01 and 150,000 of these shares were valued at $.03 for total aggregate cash received of $37,500.

Also, during the year ended October 31, 2007, the Company issued 400,000 shares of common stock under stock subscription agreements, at $.01 per share, for an aggregate value of $4,000. These amounts are recorded as stock subscription receivables in the financial statements.

On December 4, 2007 the Company received $4,000 as payment for a stock subscription issued in the prior period.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $49,143 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

   Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 5.  Other Events

None

Item 6.  Exhibits and Reports on Form 8K

Exhibit  31.1  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 31.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 32.2  Certifications of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ARK DEVELOPMENT, INC.

Dated June 30, 2008

/s/ Noah Clark

     Noah Clark, President, Director and Chief Executive Officer

Secretary/Treasurer, Director and Principal Accounting Officer

Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

---------------------------------------------------------------

In  connection  with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange  Act of 1934 on Form 10-QSB of Ark Development, Inc.(the "Company")  for the period ended April 30, 2008 as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, Noah Clark, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2003, that:

1. I have reviewed this quarterly report on Form 10-QSB of Ark Development, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a)   all significant deficiencies in the design or operation of internal controls which could      adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 30, 2008

/s/ Noah Clark

     Noah Clark, Chief Executive Officer

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section

302 and 906 of the Sarbanes-Oxley Act of 2003.

--------------------------------------------------------------------

In connection  with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange Act of 1934on Form 10-QSB of Ark Development, Inc.(the "Company")  for the period ended April 30, 2008 as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, Frederick Fitzgerald (Principal financial and accounting officer), certify, pursuant to 18 U.S.C. Sec.1350, as adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2003, that:

1. I have reviewed this quarterly report on Form 10-QSB of Ark Development, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) presented in this quarterly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 30, 2008

/s/ Noah Clark

     Noah Clark, Secretary/Treasurer, Chief Financial Officer and Principal Accounting Officer

Exhibit 32.2

                          CERTIFICATIONS PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

                           (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of ARK DEVELOPMENT, INC., a Colorado corporation (the "Company"), on Form 10-QSB for the quarter ended April 30, 2008, as filed with the Securities and Exchange Commission (the "Report"), Noah Clark, Chief Executive Officer and Chief Financial Officer of the Company do hereby certify, pursuant to 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C.  1350), that to their knowledge:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

    /s/ Noah Clark

         Noah Clark, President and Chief Executive Officer, Secretary/Treasurer, Chief Financial Officer and Principal Accounting Officer

     June 30, 2008

A signed original of this written statement required by Section 906 has been provided to Ark Development, Inc. and will be retained by Ark Development, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.