Form 10QSB/A
period 2008-04-30
ARK DEVELOPMENT INC
filed 2008-07-18
CIK 1396302

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB/A

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

Item 2.

Managements discussion and Plan of Operations

We have acquired approximately 160 net acres in the Barlett Shale in Palo Pinto County of Texas, near Grand Prairie, Texas, on which we have a 100% net revenue interest, which is a pure exploration play.

Thus far, our focus has been on technical and geological study and preparation for test well drilling. We plan the operations for remainder of 2008 to be focused on the drilling of one test well on the Grand Prairie property located in the Barnett Shale Zone to prove out the resources. The completion of this task will require additional capital beyond what we currently have on hand.

The key considerations in the established areas of the Barnett Shale are related primarily to operational and engineering issues (completion methods, production infrastructure, etc). Unless there is strong technical evidence of a possible major undeveloped area, we are planning on investing only in the established production areas in the Barnett. A particular focus will be given to selecting projects that have short pipeline connection timeframes. The working interests achieved in these new projects will vary depending on the acreage tracts available and the business risks attributed to each project.

At the point that the test wells are complete, we plan to seek additional investment capital to sufficiently expand drilling operations on our initial Grand Prairie acreage to the seams not being exploited by the initial wells. Ark will undertake to maximize production from the initial wells while continuing to drill additional wells on new acreage that is acquired.

For the next twelve months that follow, we expect to pursue oil and gas operations on some or all of our property, including the acquisition of additional acreage through leasing, farm-ins or option and participation agreements in the drilling of oil and gas wells. We intend to continue to evaluate additional opportunities in areas where we feel there is potential for oil and gas reserves and production and may participate in areas other than those already identified, although we cannot assure that additional opportunities will be available, or if we participate in additional opportunities, that those opportunities will be successful.

Gas wells have production rates that naturally decline over time, and that decline must be replaced to maintain or increase total gas production.  The US consumes about 22 tcf per year, and this is expected to grow to 25 tcf  per year within 10 years.

Our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures. We intend to seek joint ventures or obtain equity and/or debt financing to support our current and proposed oil and gas operations and capital expenditures. We cannot assure that continued funding will be available.

Our future financial results will depend primarily on (1) our ability to discover or produce commercial quantities of oil and gas; (2) the market price for oil and gas; (3) our ability to continue to source and screen potential projects; and (4) our ability to fully implement our exploration and development program with respect to these and other matters. We cannot assure that we will be successful in any of these activities or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production

We have not entered into commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements.

Liquidity and Capital Resources

We will require additional financing in order to complete our stated plan of operations for the next twelve months. We believe that we will require additional financing to carry out our intended objectives during the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

To date, we have generated minimal revenues and have incurred operating losses in every quarter.  Our registered independent auditors have stated in their report dated November 15, 2007, that we are an early exploration company and have not generated revenues from operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Dated July 17, 2008

/s/ Noah Clark

     Noah Clark, President, Director and Chief Executive Officer

Secretary/Treasurer, Director and Principal Accounting Officer