Form 10-Q/A
period 2008-04-30
ARK DEVELOPMENT INC
filed 2008-08-20
CIK 1396302

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE

EXCHANGE ACT

Commission File Number 000-53335

ARK DEVELOPMENT, INC.

 Exact name of small business issuer as specified in its charter

Nevada                                                                                              20-5965988

(State or other jurisdiction of

                              I.R.S. Employer

               incorporation or organization)

                      Identification Number

4225 New Forrest Drive, Plano, Texas          75093

                    (Address of principal executive office)

(792) 612-2731

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

Item 1.

ARK DEVELOPMENT, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

April 30, 2008

(Unaudited)

ARK DEVELOPMENT, INC.

(An Exploration Stage Company)

BALANCE SHEETS

April 30, 2008 and October 31 2007

 (Prepared by Management)

ASSETS
	Apr 30,	Oct.31,
	2008	2007

Current Assets:
Cash	$ 2,357	$ 13,484

Total Assets	$ 2,357	$ 13,484

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:	-	-
Total Current Liabilities	-	-

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized
4,650,000 shares issued and outstanding	4,850	4,850
Additional paid in capital	46,650	46,650
Sock subscription receivable	-	(4,000)
Accumulated deficit	(49,143)	(34,016)

Total Stockholders' Equity (Deficit)	2,357	13,484

Total Liabilities and Stockholders' Equity (Deficit)	$ 2,357	$ 13,484

SEE ATTACHED NOTES

ARK DEVELOPMENT, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the three and six months periods ended April 30, 2008 and 2007 and for the period October 9, 2006 (Inception) to April 30, 2008

 (Prepared by Management)

	For the three	For the three	For the six	For the six	From	From
	months	months	months	months	October 9, 2006	October 9, 2006
	ended Apr 30,	ended Apr 30,	ended Apr 30,	ended Apr 30,	(Date of inception)	(Inception)
	2008	2007	2008	2007	to Oct 31, 2007	to Apr 30 2008

Revenue:	$ -		$ -		$ -	$ -
Total Revenue	-	-	-	-	-	-

Operating Expenses:
Exploration costs	-	-	-	10,000	10,000	10,000
General & administrative	13,298	10	15,127	10	24,016	39,143
Total Operating Expenses	13,298	10	15,127	10,010	34,016	49,143

NET LOSS	$ (13,298)	$ (10)	$ (15,127)	$ (10,010)	$ (34,016)	$ 49,143)

Weighted Average Shares
Common Stock Outstanding	4,850,000	2,800,000	4,850,000	2,800,000	4,850,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

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

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2008

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Ark Development, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 9, 2006.  The Company’s activities to date have been limited to organization and capital formation.  The Company is “an exploration stage company” and has acquired a oil and gas lease for exploration and formulated a business plan to investigate the possibilities of a viable mineral deposit.  The Company has adopted October 31 as its fiscal year end.

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the report on Form S-1 of Ark Development, Inc. for the year ended October 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the three months ended January 31, 2008 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2007 included in the Company’s report on Form S-1.

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.  Loss per share is unchanged on a diluted basis as the Company does not have any common stock equivalents outstanding as of January 31, 2008.

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

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of January 31, 2008, the Company had a net operating loss carryforward of $35,845. The related deferred tax asset of approximately $12,500 has been fully offset by a valuation allowance due to the uncertainty of the Company being able to realize the benefit in future years.

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $35,845 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Dated August 20, 2008

/s/ Noah Clark

     Noah Clark, President, Director and Chief Executive Officer

Secretary/Treasurer, Director and Principal Accounting Officer