Form 10-Q
period 2008-07-31
ARK DEVELOPMENT INC
filed 2008-09-19
CIK 1396302

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Item 1.

ARK DEVELOPMENT, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

July 31, 2008

(Unaudited)

ARK DEVELOPMENT, INC.

(An Exploration Stage Company)

BALANCE SHEETS

July 31, 2008 and October 31 2007

 (unaudited)

ASSETS
	July 31,	Oct.31,
	2008	2007

Current Assets:
Cash	$ 2,267	$ 13,484

Total Assets	$ 2,267	$ 13,484

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:	-	-
Total Current Liabilities	-	-

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized
4,650,000 shares issued and outstanding	4,850	4,850
Additional paid in capital	46,650	46,650
Sock subscription receivable	-	(4,000)
Accumulated deficit	(49,143)	(34,016)

Total Stockholders' Equity (Deficit)	2,267	13,484

Total Liabilities and Stockholders' Equity (Deficit)	$ 2,267	$ 13,484

SEE ATTACHED NOTES

ARK DEVELOPMENT, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the three and nine month periods ended July 31, 2008 and 2007 and for the period October 9, 2006 (Inception) to July 31, 2008

 (unaudited)

	For the three	For the three	For the nine	For the nine	From	From
	months	months	months	months	October 9, 2006	October 9, 2006
	ended July 30,	ended July 31,	ended July 31,	ended July 31,	(Date of inception)	(Inception)
	2008	2007	2008	2007	to Oct 31, 2007	to July 31 2008

Revenue:	$ -		$ -		$ -	$ -
Total Revenue	-	-	-	-	-	-

Operating Expenses:
Exploration costs	-	-	-	10,000	10,000	10,000
General & administrative	90	10	15,127	10	24,016	39,233
Total Operating Expenses	90	10	15,127	10,010	34,016	49,233

NET LOSS	$ 90	$ (10)	$ (15,127)	$ (10,010)	$ (34,016)	$ 49,233)

Weighted Average Shares
Common Stock Outstanding	4,850,000	2,800,000	4,850,000	2,800,000	4,850,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

SEE ATTACHED NOTES

ARK DEVELOPMENT, INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

for the three and nine months ended July 31, 2008 and 2007

and for the period October 9, 2006 (Inception) to July 31, 2008

 (unaudited)

	For the three	For the three	For the nine	For the nine	From October 9, 2006
	months	months	months	months	(Date of inception)
	ended July 31,	ended July 31,	ended July 31,	ended July 31,	to January 31,
	2008	2007	2008	2007	2008
Cash Flows Used in Operating Activities:
Net Loss	$ (90)	$ (10)	$ (15217)	$ (10,010)	$ (49,233)
Adjustments to reconcile net (loss) to net cash provided by operating activites:

Issuance of stock for services rendered	-	-	-	-	5,000
Issuance of stock for Lease	-	-	-	5,000	5,000
Related party loan		(5,000)		-

Net Cash Used in Operating Activities	(90)	(5,010)	(15,217)	(5,010)	(39,233)

Cash Flows from Investing Activities:	-	-	-	-	-

Cash Flows from Financing Activities:
Payment of stock subscription		-	4,000	-	4,000
Issuance of common stock for cash	-	13,000	-	13,000	37,500
Net Cash Provided by Financing Activities	-	13,000	4,000	13,000	41,500

Net Increase (Decrease) in Cash	(90)	7,990	(11,217)	7,990	2,267

Cash at Beginning of Year	15,655	-	13,484	-	-

Cash at End of Year	$ 2,357	$ 7,990	$ 2,357	$ 7,990	$ 2,267

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ -	$ -	$ 5,000
Issuance of stock for Lease	$ -	$ 5,000	$ -	$ 5,000	$ 5,000
Issuance of stock for Sock subscription receivable	$ -	$ 4,000	$ -	$ 4,000	$ 4,000

ARK DEVELOPMENT, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2008

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

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-1. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the report on Form S-1 of Ark Development, Inc. for the year ended October 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the three months ended January 31, 2008 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2007 included in the Company’s report on Form S-1.

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

Item 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of June 30, 2008 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal controls over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

   Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 5.  Other Events

None

Item 6.  Exhibits and Reports on Form 8K

Exhibit  31.1  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 32.1  Certifications of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ARK DEVELOPMENT, INC.

Dated  September 19, 2008

/s/ Noah Clark

     Noah Clark, President, Director and Chief Executive Officer

Secretary/Treasurer, Director and Principal Accounting Officer

5