Form 10-K
period 2008-10-31
Blackbird Petroleum Corp
filed 2009-02-12
CIK 1396302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2008

[_]	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

BLACKBIRD PETROLEUM CORPORATION
(exact name of registrant as specified in charter)

NEVADA	000-53335	20-5965988
State or other jurisdiction Incorporation or organization	Commission File No.	IRS Employer Identification No.

1630 York Avenue
Main Floor
New York, New York 10028
(Address of principal executive offices)
Registrant’s telephone number (212)315-9705

Blackbird Petroleum Coropration
4225 New Forrest Drive
Plano, Texas 75093
 (Former name or former address, if changed since last report)

With Copies To:
Marc Ross, Esq.
Jonathan R. Shechter, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway
New York, New York 10006
Tel:(212) 930-9700  Fax:(212) 930-9725

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ] No [ X ]

State issuer’s revenues for its most recent fiscal year: $0.00

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity, as of October 31, 2008 is $13,800,000.

As of January 30, 2009, the issuer had 29,550,000 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

BLACKBIRD PETROLEUM CORPORATION
FORM 10-K

For the Fiscal Year Ended October 31, 2008

TALE OF CONTENTS

Part I

FORWARD-LOOKING INFORMATION

This Annual Report of Blackbird Petroleum Corporation on Form 10-K contains forward-looking statements, particularly those identified with the words, "anticipates," "believes," "expects," "plans," “intends”, “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis and Plan of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein.

ITEM 1: DESCRIPTION OF BUSINESS

OVERVIEW

We were incorporated in the State of Nevada on October 19, 2006 under the name Ark Development, Inc. We created a wholly owned corporate subsidiary in Nevada on October 29, 2008.  On November 26, 2008 we merged with the subsidiary, Blackbird Petroleum Corporation.   The surviving corporation is governed by the by-laws of Ark Development, Inc. We amended the articles of incorporation of the surviving corporation to change our name to Blackbird Petroleum Corporation.

Our Company focuses on exploration, acquisition, development and production of oil and natural gas reserves in Western Canada.  Our business strategy is to economically increase reserves, production, and the sale of natural gas and oil from existing and acquired properties in Western Canada in order to maximize shareholders’ return over the long term.

In October 2008, we obtained participation rights to two exploration and acquisition agreements with Black Goose Holdings, Inc., an oil and gas exploration company (“Black Goose”).  The Kahtah Participation Agreement granted us the right to participate in acquisitions of drilling rights to 13,000 acres in the Kahntah area of Northeast British Columbia, specifically lands in “Redeye”, “Lapp” and “Pedigree”.   The South Adsett Agreement granted us the right to participate in drilling in 28,000 acres in the South Adsett area of British Columbia.

We expect to generate long-term reserve and production growth through drilling activities and further acquisitions. We believe that our management’s experience and expertise will enable us identify, evaluate, and develop oil and natural gas projects. We intend to acquire additional producing oil and gas property rights where we believe significant additional value can be created.

Employees

We currently employ two full-time employees including our CEO and Vice President of strategic development. We consider our relations with our employees to be good.

Research & Development

For year ended October 31, 2008, we spent 0 for research and development, as compared to $5,000 during the year ended October 31, 2007.

Natural Gas Demand

According to the United States Department of Energy InfoCard for 2007, the United States currently dependent on natural gas for approximately 23% of its total primary energy requirements.1   With its large commitment to the use of natural gas, particularly in the electricity sector, the U.S. now finds itself with a supply shortage at a time of increased demand.  According to the US Annual Energy Outlook 2008, total natural gas consumption is expected to grow to a peak of 23.8 trillion cubic feet in 2016 from 21.7 trillion cubic feet in 2006.2

Consumption of natural gas in the residential, commercial, and industrial sectors is influenced by general economic trends, not just fuel prices. Increased consumption is projected across all natural gas sectors between the years 2006 and 2030.3   The industrial sector is projected to experience growth in consumption, from 7.6 trillion cubic feet in 2006 to 8.1 trillion cubic feet in 2030.4  Growth is also predicted in the residential and commercial sectors, from 7.2 trillion cubic feet in 2006 to 8.8 trillion cubic feet in 2030.5

The demand for natural gas is influenced in part by economic conditions.  According to AEO2008 projections, the largest variation of demands for natural gas depends on the prices in the electric power sector.6  Under projections that assume electric sector prices remain high, natural gas generated capacity will increase by 65.4 gigawatts between 2007 and 2030.7  If prices remain low, the capacity is expected to increase by 131.1 gigawatts within that same period.8

Natural gas demand is also sensitive to prices of other fuels.  The electric power sector can substitute consumption of gas for other fuels like coal when prices of natural gas are high.  In contrast, the commercial, residential, industrial and transportation sectors do not have the same ability to easily switch fuel sources and are less sensitive to price variation.

Natural Gas Supply

According to US Government statistics provided to the Energy Information Administration, the US natural gas production is increasing at a rapid pace.  After 9 years without net growth in this sector, there was a 3 percent increase in production between the first quarter of 2006 and the first quarter of 2007, and a 9 percent increase between the first quarter of 2007 and the first quarter of 2008.   Contributing to this increase is a growth in supplies across the lower 48 states.  Improved technology now allows for the horizontal drilling of wells, a method of “unconventional” drilling, instead of the traditional vertical wells, and this allows companies to tap supplies in geographic formations like shale.  AEO2008 data anticipates an increase in “unconventional” production from 8.5 trillion cubic feet in 2006 to 9.5 trillion cubic feet in 2030.9    The same report also predicts a decrease in conventional natural gas production from 6.6 trillion cubic feet in 2006 to 4.4 trillion cubic feet in 2030.10

1 The United States Department of Energy InfoCard for 2007 is available on the internet at http://www.eia.doe.gov/neic/brochure/infocard01.htm

2 The US Annual Energy Outlook 2008 is available at http://www.eia.doe.gov/oiaf/aeo

3 This information is from the US Energy Outlook 2008 with Projections to 2030 at http://www.eia.doe.gov/oiaf/aeo/gas.html

4 Id.

5 Id.

6 Id.

7 Id.

8 Id.

9 Id.

10 Id.

Natural gas prices are expected to rise through 2030.  According to the E.I.A., in 2006, natural gas prices were an average of $6.40 per thousand cubic feet and in 2007, the average was $6.30. Adjusting for inflation, prices are projected to rise to $5.32 per thousand cubic feet in 2016 and rise to $6.63 per thousand cubic feet in 2030.11  The reason for the decline in prices before 2016 is the increased development without a projected matching increase in consumption.

The US relies primarily on the natural gas it produces domestically, but also imports a smaller percentage from other countries.   In 2007, the U.S. consumed 23,057,589 million cubic feet of natural gas. In that year, the U.S. imported 4,602,035 million cubic feet of natural gas, and 3,777,161 million cubic feet was from Canada.

Labor and Other Supplies

We contract all labor for the development of leasehold acreage in preparation for drilling, as well as the drilling and completion crews. We purchase all supplies, including but not limited to the steel casing for each well, valves, regulators, 1”, 2”, 3” gathering lines, and all other supplies from local distributors. In times of heavy demand, such as when many other local natural gas producers are drilling, we may have difficulty obtaining supplies in a timely fashion. Also during times of heavy demand, prices for our drilling supplies are escalated, therefore affecting our profit margins.

Commodity Price Volatility

Oil and natural gas prices are volatile and subject to a number of external factors. Prices are cyclical and fluctuate as a result of shifts in the balance between supply and demand for oil and natural gas, world and North American market forces, conflicts in Middle Eastern countries, inventory and storage levels, OPEC policy, weather patterns and other factors. OPEC supply curtailment, tensions in the Middle East, increased demand in China and low North American crude stocks have kept crude oil prices high. Natural gas prices are greatly influenced by market forces in North America since the primary source of supply is contained within the continent.

Market forces include the industry’s ability to find new production and reserves to offset declining production, economic factors influencing industrial demand, weather patterns affecting heating demand and the price of oil for fuel switching.

Seasonality

The exploration for oil and natural gas reserves depends on access to areas where operations are to be conducted. Seasonal weather variations, including freeze-up and break-up affect access in certain circumstances. According to the American Petroleum Institute, more than 60 million U.S. households use natural gas for water heating, space heating, or cooking. In total, natural gas accounts for more than 50 percent of the fuel used to heat U.S. homes. Residential and commercial heating demand for natural gas is highly weather-sensitive, making weather the biggest driver of natural gas demand in the short term. As a result, natural gas demand is highly “seasonal” in nature, with significant “peaks” in the winter heating season.

Seasonality and the natural gas in storage also play a prominent role in natural gas prices. Because natural gas consumption is seasonal but production is not, natural gas inventories are built during the summer for use in the winter. This seasonality leads to higher winter prices and lower summer prices. In addition, inventories above the seasonal average depress prices, and inventories below the seasonal average boost prices.

11 Id.

Governmental Regulation

Canada

The oil and natural gas industry in Canada is subject to extensive controls and regulations imposed by various levels of government. We do not expect that any of these controls or regulations will affect our operations in a manner materially different than they would affect other oil and gas industry participants of similar size.

In addition to federal regulation, each province has legislation and regulations which govern land tenure, royalties, production rates, environmental protection and other matters. The royalty regime is a significant factor in the profitability of oil and natural gas production. Royalties payable on production from lands other than government lands are determined by negotiations between the mineral owner and the lessee. Royalties on government land are determined by government regulation and are generally calculated as a percentage of the value of gross production, and the rate of royalties payable generally depends upon prescribed reference prices, well productivity, geographical location, field discovery date and the type or quality of the petroleum product produced.

In Alberta, the royalty reserved to the Crown in respect of natural gas production, subject to various incentives, is between 15% and 30%, in the case of new natural gas, and between 15% and 35%, in the case of old natural gas, depending upon a prescribed or corporate average reference price. Natural gas produced from qualifying exploratory natural gas wells spudded or deepened after July 31, 1985 and before June 1, 1988 is eligible for a royalty exemption for a period of 12 months, up to a prescribed maximum amount. Natural gas produced from qualifying intervals in eligible gas wells spudded or deepened to a depth below 2,500 meters is also subject to a royalty exemption, the amount of which depends on the depth of the wells.

The North American Free Trade Agreement among the governments of Canada, the United States and Mexico became effective on January 1, 1994. NAFTA carries forward most of the material energy terms that are contained in the Canada-U.S. Free Trade Agreement. Subject to the General Agreement on Tariffs and Trade, Canada continues to remain free to determine whether exports of energy resources to the United States or Mexico will be allowed, so long as any export restrictions do not:

• reduce the proportion of energy resources exported relative to total supply (based upon the proportion prevailing in the most recent 36 month period or another representative period agreed upon by the parties);

• impose an export price higher than the domestic price (subject to an exception that applies to some measures that only restrict the value of exports); or

• disrupt normal channels of supply.

All three countries are prohibited from imposing minimum or maximum export or import price requirements, with some limited exceptions.

United States

Our operations are or will be subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production. Our operations are or will be also subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we may be able to produce from our wells and to limit the number of wells or the locations at which we may be able to drill.

Our business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil and gas industry. We plan to develop internal procedures and policies to ensure that our operations are conducted in full and substantial environmental regulatory compliance.

Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We believe that our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive an effect on our operations than on other similar companies in the energy industry. We do not anticipate any material capital expenditures to comply with federal and state environmental requirements.

Environmental Regulation

Canada

The oil and natural gas industry is governed by environmental regulation under Canadian federal and provincial laws, rules and regulations, which restrict and prohibit the release or emission and regulate the storage and transportation of various substances produced or utilized in association with oil and natural gas industry operations. In addition, applicable environmental laws require that well and facility sites be abandoned and reclaimed, to the satisfaction of provincial authorities, in order to remediate these sites to near natural conditions. Also, environmental laws may impose upon “responsible persons” remediation obligations on property designated as a contaminated site. Responsible persons include persons responsible for the substance causing the contamination, persons who caused the release of the substance and any present or past owner, tenant or other person in possession of the site. Compliance with such legislation can require significant expenditures. A breach of environmental laws may result in the imposition of fines and penalties and suspension of production, in addition to the costs of abandonment and reclamation.

In British Columbia, all applicable environmental laws are consolidated in the British Columbia Environmental Protection and Enhancement Act. Under this Act, environmental standards and requirements applicable to compliance, cleanup and reporting have been made stricter. Also, the range of enforcement actions available and the severity of penalties have been significantly increased. These changes will have an incremental increase in the cost of conducting oil and natural gas operations in Alberta.

In 1994, the United Nations' Framework Convention on Climate Change came into force and three years later led to the Kyoto Protocol which requires, upon ratification, nations to reduce their emissions of carbon dioxide and other greenhouse gases. In December 2002, the Canadian federal government ratified the Kyoto Protocol. If certain conditions are met and the Kyoto Protocol enters into force internationally, Canada will be required to reduce its greenhouse gas (GHG) emissions. Currently the upstream crude oil and natural gas sector is in discussions with various provincial and federal levels of government regarding the development of greenhouse gas regulations for the industry. It is premature to predict what impact these potential regulations could have on us but it is possible that we would face increases in operating costs in order to comply with a GHG emissions target.

United States

Operations on properties in which we have an interest are subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply.

Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.

Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as “hazardous wastes.” This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on operating costs.

The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability. The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a “hazardous substance” into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims.

It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term “hazardous substances.” At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of “solid wastes” and “hazardous wastes,” certain oil and gas materials and wastes are exempt from the definition of “hazardous wastes.” This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

We have established guidelines and management systems to ensure compliance with environmental laws, rules and regulations. The existence of these controls cannot, however, guarantee total compliance with environmental laws, rules and regulations. We believe that the operator of the properties in which we have an interest is in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all facilities on those properties. Although we maintain insurance against some, but not all, of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, there is no assurance that our insurance will be adequate to cover all such costs, that the insurance will continue to be available in the future or that the insurance will be available at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations. Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. We do believe, however, that our operators are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in environmental laws have the potential to adversely affect operations. At this time, we have no plans to make any material capital expenditures for environmental control facilities.

Competition

We are in direct competition with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of Western Canada and elsewhere competing for customers. Several of our competitors are large, well-known oil and gas and/or energy companies, but no single entity dominates the industry. Many of our competitors possess greater financial and personnel resources, sometimes enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. Additionally, there is increasing competition from other fuel choices to supply the energy needs of consumers and industry.

ITEM 1A: RISK FACTORS

RISKS RELATED TO BUSINESS

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We had no net income for the year ended October 31, 2008, mainly as a result of our efforts to acquire a portion of the large oil and gas leases in northern British Columbia and Alberta.  We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

In their report dated January 21, 2009, our independent auditors stated that our financial statements for the year ended October 31, 2008 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We Have a Limited Operating History and if We are not Successful in Continuing to Grow Our Business, Then We may have to Scale Back or Even Cease Our Ongoing Business Operations.

We have received a limited amount of revenues from operations and have limited assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the exploration stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Because We Are Small and Do Not Have Much Capital, We May Have to Limit our Exploration Activity Which May Result in a Loss of Your Investment.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, existing reserves may go undiscovered. Without finding reserves, we cannot generate revenues and you will lose your investment.

If We Are Unable to Successfully Recruit Qualified Managerial and Field Personnel Having Experience in Oil and Gas Exploration, We May Not Be Able to Continue Our Operations.

In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

As Our Properties are in the Exploration Stage, There Can be no Assurance That We Will Establish Commercial Discoveries on Our Properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of our properties.

The Potential Profitability of Oil and Gas Ventures Depends Upon Factors Beyond the Control of Our Company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

Competition In The Oil And Gas Industry Is Highly Competitive And There Is No Assurance That We Will Be Successful In Acquiring The Leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

The Marketability of Natural Resources Will be Affected by Numerous Factors Beyond Our Control Which May Result in Us not Receiving an Adequate Return on Invested Capital to be Profitable or Viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and Gas Operations are Subject to Comprehensive Regulation Which May Cause Substantial Delays or Require Capital Outlays in Excess of Those Anticipated Causing an Adverse Effect on Our Company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration Activities are Subject to Certain Environmental Regulations Which May Prevent or Delay the Commencement or Continuance of Our Operations.

In general, our exploration activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations. Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

Exploratory Drilling Involves Many Risks and We May Become Liable for Pollution or Other Liabilities Which May Have an Adverse Effect on Our Financial Position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any Change to Government Regulation/Administrative Practices May Have a Negative Impact on Our Ability to Operate and Our Profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

Risks Relating to Our Common Stock:

If We Fail to Remain Current in Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Authorization of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that the Company will not do so in the future.

The Shares are an illiquid investment and transferability of the Shares is subject to significant restriction

There are substantial restrictions on the transfer of the Shares. Therefore, the purchase of the Shares must be considered a long-term investment acceptable only for prospective investors who are willing and can afford to accept and bear the substantial risk of the investment for an indefinite period of time. There is not a public market for the resale of the Shares. A prospective investor, therefore, may not be able to liquidate its investment, even in the event of an emergency, and Shares may not be acceptable as collateral for a loan.

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2: PROPERTIES.

We maintain our principal office at 1630 York Avenue, Main Floor, New York New York 10028.  Our telephone number is 212 315 9705. These facilities are provided at no charge as a temporary office and mailing address by a shareholder.

Texas – Barnett Shale

We acquired 100% of the working interest position in property located near Grand Prairie, Texas, from Mr. Jerry Capehart.  When it came time to renew the lease we learned that Mr. Capehart had passed away and the lease had expired.

We currently do not have any leases for oil or gas properties.

ITEM 3: LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

OTC Bulletin Board Considerations

The Company’s common stock is currently traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol BBRD.OB. To be quoted on the OTCBB, a market maker must file an application on our behalf in order to make a market for our common stock.  Trading of our common stock is limited.

Holders

As of January 30, 2009, the approximate number of stockholders of record of the Common Stock of the Company was 50.

Dividends

On February 2, 2009, the Board of Directors of the Company approved a stock dividend. The stock dividend will grant each shareholder owning one share of common stock shall an additional share of common stock. The record date for the Dividend was established as February 3, 2009, and the Dividend was issued on approximately February 9, 2009.

On November 5, 2008, the Board of Directors of the Company approved a stock dividend, whereby two shares of common stock of the Company would be issued for every one share of common stock. The record date for the Dividend was established as November 25, 2008, and the Dividend was issued on December 5, 2008.

Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Equity Compensation Plan Information

We do not have any equity compensation plan as of the date of this report.

Recent sales of unregistered securities

On October 19, 2006 we issued our sole officer and director 1,500,000 shares of common stock at a deemed price of $0.001 or $166.67 for the time, effort and expense of incorporating and organizing the corporation.

On January 3, 2007 we issued Mr. Jerry Capehart 1,500,000  shares of our common stock at a deemed price of $0.001 or $166.67 as partial payment for the Johnson Lease.

In June, 2007, we issued shares to 38 individuals that subscribed to a private placement of our common stock at a price of $0.01 per share.

 All of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section of the registration statement are unaffiliated with us.

In October, 2008 the Board of Directors  voted to issued 5,000,000 shares of restricted common stock to our Chief Executive officer inb consideration of his assignment of   100% of a certain agreement with Black Goose Petroleum Corp.

ITEM 6: SELECTED FINANCIAL DATA

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 7, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-K that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

Overview

Blackbird Petroleum Corporation was founded as Ark Development Corporation in October of 2006.  We purchased an oil and gas leasehold on November 13, 2006 and commenced oil and gas operations in the Bartlett Shale near Grand Prairie Texas. Prior to October 2008, the company’s focus was on technical and geological study and preparation for test well drilling in the Barnett Shale area of Texas. This lease was not renewed due to the death of Mr. Capehart, from whom the working interest was purchased.

In October 2008, the company entered into an agreement with Antonio Treminio, our Chairman and Chief Executive Officer, pursuant to which Mr. Treminio sold his interest in two agreements with Black Goose to the Company in exchange for 15,000,000 shares of the Company’s common stock.   The Kahtah Participation Agreement granted us the right to participate in acquisitions of drilling rights to 13,000 acres in the Kahntah area of Northeast British Columbia for lands in “Redeye”, “Lapp” and “Pedigree”.   The South Adsett Participation Agreement granted us the right to participate in drilling in 28,000 acres in the South Adsett area of British Columbia.  We are now focused on exploration, acquisition, development and production of oil and natural gas reserves in Western Canada.  Our business strategy is to economically increase reserves, production, and the sale of natural gas and oil from existing and acquired properties in Western Canada in order to maximize shareholders’ return over the long term.

We expect to generate long-term reserve and production growth through drilling activities and further acquisitions.  Our expansion will include exploration, land acquisition, and production of oil and gas as well as asset and corporate acquisitions.  We believe that our management’s experience and expertise will enable us identify, evaluate, and develop oil and natural gas projects.    We intend to acquire additional producing oil and gas property rights where we believe significant additional value can be created.

Results of Operations

For the year ended January 31, 2009, compared to the year January 31, 2008.

Revenues

Revenues for the year ended October 31, 2008, and 2007 were $-0- and $-0-, respectively, reflecting our startup nature.

General and Administrative Expenses

General and administrative expenses for the year ended October 31, 2008, and 2007 were $20,909 and $24,016, respectively. General and administrative expenses consisted primarily of accounting and filing fees.

Impairment of Oil and Gas Interests

As of October 31, 2008 we took a $180,000 charge as an expense, reflecting the monies expended on our oil and gas properties in northern British Columbia prior to our acquisition.

Net Loss

Our net loss for the year ended October 31, 2008, and 2007, amounted to ($200,909) and ($29,016), respectively.

From October 19, 2006 (Date of Inception) through October 31, 2008

Revenues

We have not earned any revenues from our incorporation on October 19, 2006 to October 31, 2008. We do not anticipate earning revenues until, if and when we drill, complete and produce from our first successful well.

Operating Expenses

We incurred operating expenses in the amount of $414,925 for the period from our inception on October 19, 2006 to October 31, 2008. These operating expenses were comprised of an impairment loss on oil & gas property of $180,000, exploration costs of 190,000 and general and administrative expenses of $44,925.

Net Loss

Our net loss for the period from our inception on October 19, 2006 to October 31, 2008 was $414,925. We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Operations Plans

For the next twelve months, we expect to pursue oil and gas operations on some or all of our property in northern British Columbia, including the possible acquisition of additional acreage through leasing, farm-ins or option and participation agreements in the drilling of oil and gas wells. We intend to continue to evaluate additional opportunities in areas where we feel there is potential for oil and gas reserves and production and may participate in areas other than those already identified, although we cannot assure that additional opportunities will be available, or if we participate in additional opportunities, that those opportunities will be successful.

Oil and Gas wells have production rates that naturally decline over time, and that decline must be replaced to maintain or increase total production.

Our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures. We intend to seek substantial additional funding through equity and/or debt financing to support our current and proposed oil and gas operations and capital expenditures. We cannot assure that continued funding will be available.

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

Liquidity and Capital Resources

The Company will need additional investments in order to continue operations. Additional investments are being sought, but the Company cannot guarantee that it will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The recent downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to collect significant amounts owed to it, or experience unexpected cash requirements that would force it to seek alternative financing. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders

Net of fees at the close of the recent equity private placement we had $757 in available cash. We plan to continue to provide for our capital needs by issuing debt or equity securities.

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

To date, we have generated no revenues and have incurred operating losses in every quarter.  Our registered independent auditors have stated in their report dated January 21, 2009, that we are an early exploration company and have not generated revenues from operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Risk Factors.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Reports of Registered Public Independent Accounting Firms, our Consolidated Financial Statements and Notes thereto appear in a separate section of this Form 10-K (beginning on Page F-1 following Part IV). The index to our Consolidated Financial Statements is included in Item 15.

ITEM 9:  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS & PROCEDURES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of October 31, 2008 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers:

NAME	AGE	TITLES
Noah Clark	44	Director,
Antonio Treminio	39	Chief Executive Officer, CEO and Chairman
Jeffrey Wolin	51	Secretary, Vice President of Strategic Planning and Director

Noah Clark
Noah Clark served as the company’s sole officer from October 2006 through September 2008.  He resigned as president of the corporation and was replaced by Antonio Treminio in September 2008.  Mr. Clark is a self-employed businessman who has been an independent consultant to both start-up and established companies in various industries for over 20 years.  In April 2007, Mr. Clark acted as a consultant for an internet company whereby he assisted management with locating a series of domain names relating to the oil and gas industry.  From April 2006 through the present, Mr. Clark has been an independent consultant to various companies in the energy industry, including oil and gas companies, environmental solution companies and alternative fuel companies, whereby he has assisted management with developing an in-depth familiarization with the company’s business objectives, evaluated business strategies and recommended changes where appropriate, arranged meetings with and presentations to institutional and professional individual investors in the U.S. and Canada, and reviewed and advised the company regarding the structure and viability of potential financing, merger and/or acquisition transactions.  From February 2004 through April 2006, Mr. Clark was an independent consultant to companies in the telecom industry. Prior to February 2004, Mr. Clark was an independent consultant to oil and gas companies in the start-up phase.  Mr. Clark attended East Carolina University majoring in Industrial Technology.

Antonio Treminio
Antonio Treminio was appointed to the Board of Directors and named Chairman and Chief Executive Officer on September 15, 2008. Since 1996 Mr. Antonio Treminio, has been involved as a consultant to public traded companies, participating in structuring mergers and acquisition, re-capitalization, financing in the mining / precious metals & energy sector. Mr. Treminio since 2003 has been the president of Lusierna Asset Management Ltd. In 1993 after attending his studies in Business Administration at Loyalist College in Belleville, Ontario Mr. Treminio started his career in the private banking sector with Dean Witter Reynolds, in 1995 he joined PaineWebber to further his career while focusing on establishing Strategic Alliances and/or Referral Agreements with top-tier Latin American financial institutions.

Jeffrey B. Wolin
Jeffrey Wolin was appointed by the Board of Directors to serve as Director, Secretary, and Vice President of Strategic Planning for the Company on December 22, 2008.  Mr. Wolin has been the President of Brighton Capital, Ltd., a boutique investment banking firm representing parties in mergers and acquisitions, public and private placements, convertible preferred/debt offerings, senior debt offerings and related services since 1997. Previously, Mr. Wolin was a practicing corporate attorney with prominent firms in Los Angeles and Philadelphia.  Mr. Wolin is a graduate of the Columbia University with a degree in Biomedical and Chemical Engineering and a graduate of the University of Miami School of Law.

All directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.

Officers are elected by the Board of Directors and serve until their successors are appointed.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have not adopted such a code of ethics because all of management's efforts have been directed to building the business of the Company. A code of ethics may be adopted by the board of directors at a later date.

Committees of the Board of Directors

We presently do not have any committees of the Board of Directors. However, our board of directors intends to establish various committees at a later time.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the named executive officers for the fiscal years ended October 31, 2007 and October 31, 2008.

Name and Principal Position (1)	Fiscal Year	Annual Salary ($)	Annual Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation ($)	All Other Compensation	Total ($) (4)
Noah Clark, CEO, President, Director (2)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Antonio Treminio, CEO, Chairman (3)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Jeffrey B. Wolin was appointed during the 2009 fiscal year and is therefore not included in this table.
(2) Noah Clark resigned his executive officer positions on September 15, 2008
(3)  Antonio Treminio was appointed as a director and executive officer of the Company on September 15, 2008.
(4) The Company did not pay salaries to directors or officers during the 2007 and 2008 fiscal years.   The also company did not grant any plan-based compensation awards during the 2007 or 2008 fiscal year.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of January 30, 2009 by
• Each person who is known by us to beneficially own more than 5% of our common stock
• By each of our officers and directors

• By all of our officers and directors as a group

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned (1)	Percentage Ownership (2)
Antonio Treminio 1630 York Avenue, New York, NY 10028	Common Stock	15,000,000	50.76%

Noah Clark c/o Blackbird Petroleum Corporation 4225 New Forrest Drive, Plano, Texas 75093	Common Stock	0	0

Jeffrey B. Wolin 19408 Bilmoor Place Tarzana CA 91356	Common Stock	0	0
All officers and Directors as a Group (3 persons)	Common Stock	15,000,000	50.76%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of January 30, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based upon 29,550,000 shares issued and outstanding on January 30, 2009.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our previous auditors, for professional services rendered for the audit of our annual financial statements during the years ended January 31, 2008 and 2007, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years, were $75,960 and $46,200, respectively.

Our current auditors did not bill us during the years ended January 31, 2008 and 2007 for services rendered for the audit of our annual financial statements.

Audit-Related Fees

Our current independent registered public accounting firm billed us $14,560 during the fiscal year ended October 31, 2008 and $4,800 during the fiscal year ended October 31, 2007 for audit related services.

Tax Fees

Our current independent registered public accounting firm billed us $0.00for tax related work during fiscal years ended October 31, 2008, and billed us $0.00 for tax related work during the fiscal year ended October 31, 2007.

All Other Fees

Our current independent registered public accounting firm did not bill us during the years ended October 31, 2008 and 2007 for other services.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibit No.	Description
3.1	Articles of Incorporation (filed as exhibit to SB-2 filed on January 10, 2008)

3.2	Bylaws of the Company (filed as exhibit to SB-2 filed on January 10, 2008)

4.1	Securities Purchase Agreement (filed as exhibit to 8-K filed on October 31, 2008)

10.1	Oil and Gas Lease Purchase Agreement dated January 2, 2007 (filed as exhibit to SB-2 filed on January 10, 2008)

10.2	Form of 2006 Subscription Agreement (filed as exhibit to SB-2 filed on January 10, 2008)

10.3	Form of 2008 Subscription Agreement*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBIRD PETROLEM CORPORATION

By:	/s/ Antonio Tremino
By: Antonio Treminio
Chairman, President and Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BLACKBIRD PETROLEM CORPORATION

February 12, 2009	By:	/s/ Antonio Tremino
By: Antonio Treminio
Chairman, President and Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Blackbird Petroleum Corporation (Formerly Ark Development, Inc.)
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Blackbird Petroleum Corporation (Formerly Ark Development, Inc.) (an Exploration Stage Company) as of October 31, 2008 and 2007, and the statements of operations, stockholders’ equity (deficit), and cash flows for the years ended October 31, 2008 and 2007 and for the period from inception (October 9, 2006) to October 31, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackbird Petroleum Corporation (Formerly Ark Development, Inc.) (an Exploration Stage Company) as of October 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended October 31, 2008 and 2007 and for the period from inception (October 9, 2006) to October 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred a net loss of $ 234,925 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill it exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.
Salt Lake City, Utah
January 21, 2009

BLACKBIRD PETROLEUM CORPORATION
(Formerly Ark Development, Inc.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

ASSETS
	Oct 31, 2008	Oct 31, 2007

Current Assets:
Cash	$757	$13,484

Total Assets	$757	$13,484

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued expenses	4,182	-
Total Current Liabilities	4,182	-

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized
29,550,000 and 14,550,000 shares issued and outstanding
at October 31, 2008 and 2007, respectively	29,550	14,550
Additional paid in capital	201,950	36,950
Stock subscription receivable	-	(4,000)
Deficit accumulated during exploration stage	(234,925)	(34,016)

Total Stockholders' Equity (Deficit)	(3,425)	13,484

Total Liabilities and Stockholders' Equity (Deficit)	$757	$13,484

The accompanying notes are an integral part of these financial statements.

BLACKBIRD PETROLEUM CORPORATION
(Formerly Ark Development, Inc.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From
	For the year ended Oct 31,	For the year ended Oct 31,	(Date October 9, 2006of nception)
	2008	2007	to Oct 31, 2008

Revenue:	$-		$-
Total Revenue	-	-	-

Operating Expenses:
Exploration costs	-	5,000	190,000
General & administrative	20,909	24,016	44,925
Impairment of oil and gas interests	180,000	-	180,000
Total Operating Expenses	200,909	29,016	414,925

NET LOSS	$(200,909)	$(29,016)	$(414,925)

Weighted Average Shares
Common Stock Outstanding	15,000,819	8,914,521

Net Loss Per Share
(Basic and Fully Dilutive)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

BLACKBIRD PETROLEUM CORPORATION
(Formerly Ark Development, Inc.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the	For the	From
	year ended Oct 31,	year ended Oct 31,	October 9, 2006 (Date of inception)
	2008	2007	to Oct 31, 2008
Cash Flows Used in Operating Activities:
Net Loss	$(200,909)	$(29,016)	$(230,743)
Adjustments to reconcile net (loss) to net cash provided
by operating activites:
Issuance of stock for services rendered	-	5,000	5,000
Impairment of oil and gas interests	180,000	-	180,000
Increase in accrued expenses	4,182	-

Net Cash Used in Operating Activities	(16,727)	(24,016)	(45,743)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Payment of stock subscription	4,000	-	4,000
Issuance of common stock for cash	-	37,500	37,500
Net Cash Provided by Financing Activities	4,000	37,500	41,500

Net Increase (Decrease) in Cash	(12,727)	13,484	(4,243)

Cash at Beginning of Year	13,484	-	-

Cash at End of Year	$757	$13,484	$(4,243)

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered		$5,000	$5,000
Issuance of stock for oil and gas interests	$180,000		$180,000
Issuance of stock for Stock subscription receivable		$4,000	$4,000

The accompanying notes are an integral part of these financial statements.

BLACKBIRD PETROLEUM CORPORATION
(Formerly Ark Development, Inc.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
FROM October 9, 2006 (DATE OF INCEPTION) TO October 31, 2008

Preferred Stck 10,000,000 shares authorized	Common Stock 100,000,000	Deficit accumulated
Par Value	Par Value	Additional	Stock	during
Shares Issued	$.001 per share	Share Issued	$.001 per share	Paid-In Capital	Subscription Receivable	Exploration Stage	Total

BALANCE- October 9, 2006 (inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock in exchange for services at	1,500,000	1,500	3,500	5,000
$.0033 per share October 2006
Net loss	(5,000)	(5,000)

BALANCE- October 31, 2006	-	-	1,500,000	1,500	3,500	-	(5,000)	-

Issuance of common stock for cash at $.0033 per share	1,950,000	1,950	4,550	6,500
December 2006
Issuance of common stock in exchange for Lease at	1,500,000	1,500	3,500	5,000
$.0033 per share January 2007
Issuance of common stock for cash and stock	1,800,000	1,800	4,200	(4,000)	2,000
subscription receivable at $.0033 per share February 2007
Issuance of common stock for cash at $.0033 per share	1,350,000	1,350	3,150	4,500
March 2007
Issuance of common stock for cash at $.0033 per share	300,000	300	700	1,000
April 2007
Issuance of common stock for cash at $.0033 per share	5,100,000	5,100	11,900	17,000
May 2007
Issuance of common stock for cash at $.0033 per share	600,000	600	1,400	2,000
June 2007
Issuance of common stock for cash at $.01 per share	450,000	450	4,050	4,500
July 2007
Net loss	(29,016)	(29,016)

BALANCE- October 31, 2007	14,550,000	14,550	36,950	(4,000)	(34,016)	13,484

Receipt of Subscription Receivable December 2007	4,000	4,000

Issance of common stock for oil and gas interests	15,000,000	15,000	165,000	180,000
valued at $0.012 per share October 20, 2008

Net loss	(200,909)	(200,909)

BALANCE- October 31, 2008	29,550,000	29,550	201,950	-	(234,925)	(3,425)

The accompanying notes are an integral part of these financial statements.

BLACKBIRD PETROLEUM CORPORATION
(Formerly Ark Development, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2008

NOTE 1 – NATURE AND PURPOSE OF BUSINESS

Ark Development, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 9, 2006.  The Company’s activities to date have been limited to organization and capital formation.  The Company is “an exploration stage company” and has acquired an oil and gas lease for exploration and formulated a business plan to investigate the possibilities of a viable mineral deposit.  The Company has adopted October 31 as its fiscal year end.  Effective November 26, 2008, the Company changed its name from Ark Development, Inc. to Blackbird Petroleum Corporation.

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.  Loss per share is unchanged on a diluted basis as the Company does not have any common stock equivalents outstanding as of October 31, 2007.

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

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of October 31, 2008, the Company had a net operating loss carryforward of $234,925. The related deferred tax asset of approximately $82,225 has been fully offset by a valuation allowance due to the uncertainty of the Company being able to realize the benefit in future years.

CONCENTRATION OF CREDIT RISK

The Company does not have any concentration of financial credit risk.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact to its financial statements.

NOTE 3 – OIL AND GAS LEASE AND OIL AND GAS PARTICIPATION INTERESTS

The Company entered into the purchase of an oil & gas lease located in Palo Pinto County, Texas on January 3, 2007.  This lease was acquired from a Company engaged in the exploration and development of oil and gas properties.  The Company purchased this lease by issuing 1,500,000 shares of common stock valued at $.0033 per share and by payment of cash in the amount of $ 5,000 for a total purchase price of $ 10,000.   After the acquisition of this lease, management performed an impairment test to determine the carrying value of this oil and gas lease.  Management determined that there was no reasonable method to value the claims and has impaired the cost of this lease and recorded the expense during the period ended October 31, 2007.  This amount has been reflected in the statement of operations as impairment of oil and gas property.

On October 20, 2008, the Company purchased an interest in two participation agreements from the Company’s Chief Executive Officer.  The Company issued 15,000,000 shares of its common stock valued at $.012 per share for an aggregate value of $180,000 in exchange for these interests.  The interests provide the Company oil and gas drilling rights in the Kahntah area of Northeast British Columbia.  Management determined that there was no reasonable method to value these oil and gas participation interests and has impaired the cost of these interests during the year ended October 31, 2008.  This amount has been reflected in the statement of operations as impairment of oil and gas interests.  One of the participation agreements requires the Company to make an additional payment of approximately $1,148,000 on or before January 1, 2009 to preserve the drilling rights outlined in the agreement.  The Company has not made this required payment.

NOTE 4 – COMMON STOCK

The Company issued 1,500,000 shares of its common stock in October 2006 in exchange for services rendered, valued at $5,000.

During the year ended October 31, 2007 the Company issued 10,350,000 shares of its common stock in exchange for cash.  9,900,000 of these shares were valued at $.0033 and 450,000 of these shares were valued at $.01 for total aggregate cash received of $37,500.

Also, during the year ended October 31, 2007, the Company issued 1,200,000 shares of common stock under stock subscription agreements, at $.0033 per share, for an aggregate value of $4,000. These amounts are recorded as stock subscription receivables in the financial statements.

On November 5, 2008, the Board of Directors of the Company approved a stock dividend, whereby two shares of common stock of the Company was issued for every one share of common stock.  The record date for the stock dividend was established as November 25, 2008 and the stock dividend was issued on December 5, 2008.  The stock dividend has been retroactively recorded in the financial statements of the Company as if the stock dividend had occurred at the inception of the Company.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $234,925 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.