Form 10-Q
period 2009-01-31
Blackbird Petroleum Corp
filed 2009-03-23
CIK 1396302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-15751

BLACKBIRD PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-5965988
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1630 York Avenue
Main Floor
New York, New York 10028
(Address of principal executive offices)

(212) 3159705
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer ☐         Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐    No ☑

The number of shares of common stock outstanding as of February 28, 2009 was 70,000,000

BLACKBIRD PETROLEUM CORPORATION
Form 10-Q
For the Quarter ended January 31, 2009

Table of Contents

BLACKBIRD PETROLEUM CORP
FORMERLY ARK DEVELOPMENT, INC.
 (AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2009
AND THE YEAR ENDED OCTOBER 31, 2008
(Unaudited)

ASSETS
	Jan 31,	Oct 31,
	2009	2008

Current Assets:
Cash	$-	$757

Total Assets	$-	$757

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	12,517	4,182
Total Current Liabilities	12,517	4,182

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized
29,550,000 shares issued and outstanding at
January 31, 2009 and Occtober 31, 2008, respectively	29,550	29,550
Additional paid in capital	201,950	201,950
Deficit accumulated during exploration stage	(244,017)	(234,925)

Total Stockholders' Equity (Deficit)	(12,517)	(3,425)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$757

See attached notes

BLACKBIRD PETROLEUM CORPORATION
FORMERLY ARK DEV ELOPMENT, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 2009 AND 2008
AND FOR THE PERIOD FROM OCTOBER 9, 2006 (INCEPTION)
THROUGH JANUARY 31, 2009
(UNAUDITED)

	For the	For the	From
	three months	three months	October 9, 2006
	ended Jan 31,	ended Jan 31,	(Date of inception)
	2009	2008	to Jan 31, 2009
Revenue:	$-		$-
Total Revenue	-	-	-

Operating Expenses:
Exploration costs	-	-	5,000
General & administrative	9,092	1,829	54,017
Impairment oil and gas interests	-	-	185,000
Total Operating Expenses	9,092	1,829	244,017
NET LOSS	$(9,092)	$(1,829)	$(244,017)

Weighted Average Shares
Common Stock Outstanding	29,550,000	14,550,000

Net Loss Per Share
(Basic and Fully Dilutive)	$(0.00)	$(0.00)

SEE ATTACHED NOTES

BLACKBIRD PETROLEUM CORP
FORMERLY ARK DEVELOPMENT, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOS ENDED JANUARY 31, 2009 AND 2008
AND FOR THE PERIOD FROM OCTOBER 9, 2006 (INCEPTION)
THROUGH JANUARY 31, 2009
(UNAUDITED)

	For the	For the	From
	three months	three months	October 9, 2006
	ended Jan 31,	ended Jan 31,	(Date of inception)
	2009	2008	to Jan 31, 2009
Cash Flows Used in Operating Activities:
Net Loss	$(9,092)	$(1,829)	$(244,017)
Adjustments to reconcile net (loss) to net cash provided
by operating activites:
Issuance of stock for services rendered	-	-	5,000
Impairment Oil and Gas Interests	-	-	185,000
Increase in accrued expenses	8,335		12,517
Net Cash Used in Operating Activities	(757)	(1,829)	(41,500)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Payment of stock subscription		4,000	4,000
Issuance of common stock for cash	-	-	37,500
Net Cash Provided by Financing Activities	-	4,000	41,500

Net Increase (Decrease) in Cash	(757)	2,171	-
Cash at Beginning of Year	757	13,484	-
Cash at End of Year	$-	$15,655	$-
Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered		$-	$5,000
Issuance of stock for Lease Interests	$-	$-	$185,000
Issuance of stock for Sock subscription receivable	$-	$-	$4,000

SEE ATTACHED NOTES

BLACKBIRD PETROLEUM CORPORATION
FORMERLY ARK DEVELOPMENT, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2009

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

 Blackbird Petroleum Corporation  (the “Company”) was incorporated under the laws of the State of Nevada on October 9, 2006 under the name of Ark Development, Inc. The Company changed its name from Ark Development, Inc. to Blackbird Petroleum Corporation on November 28, 2008  The Company’s activities to date have been limited to organization and capital formation.  The Company is “an exploration stage company” and has acquired oil and gas leases and participation interests for exploration and formulated a business plan to investigate the possibilities of a viable mineral deposit.  The Company has adopted October 31 as its fiscal year end.

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the report on Form SB-2 of Ark Development, Inc. for the year ended October 31, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the three months ended January 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2008 included in the Company’s report on Form 10K.

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.  Loss per share is unchanged on a diluted basis as the Company does not have any common stock equivalents outstanding as of January 31, 2009.

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

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of January 31, 2009, the Company had a net operating loss carryforward of $244,017. The related deferred tax asset of approximately $85,400 has been fully offset by a valuation allowance due to the uncertainty of the Company being able to realize the benefit in future years.

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

On October 20, 2008, the Company purchased an interest in two participation agreements form the Company’s Chief Executive Officer.  The Company issued 15,000,000 shares of its common stock valued at $.012 per share for an aggregate value of $180,000 in exchange for these interests.  The interests provide the Company oil and gas drilling rights in the Kahntah area of Northeast British Columbia.  Management determined that there was no reasonable method to value these oil and gas participation interests and has impaired the cost of these interests during the year ended October 31, 2008.  This amount has been reflected in the statement of operations as an impairment of oil and gas interests.  One of the participation agreements requires the Company to make an additional payment of approximately $1,148,000 on or before January 1, 2009 to preserve the drilling rights outlined in the agreement.  The Company has not made this required payment.

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $244,017 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6 – SUBSEQUENT EVENT

On February 25, 2009, the Company entered into a Letter of Intent (“LOI”) with Black Goose Holdings, Inc. (“Black Goose”) of Calgary, Alberta, Canada.  The LOI addresses the terms and conditions for the purchase of the business assets of Black Goose including, among other things:

1.
Approximately thirty-two thousand acres of oil and gas exploration leases in northern British Columbia and Alberta, complete with seismic exploration and projected drilling locations for over twenty prospective wells;

2.	The entire Black Goose seismic data;
3.	Black Goose intellectual property and/or contractual relationships and all Black Goose modeling, including related flow-through drilling and/or acquisition opportunities.

In return, the Company will pay Black Goose twenty percent (20%) of net income resulting from activities relating to the assets acquired from Black Goose as well as a payment of CDN $520,000 (approximately us$400,000) to deliver all of the assets free and clear of all liens, security interests, and encumbrances.  Black Goose will also provide current audited financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Forward-Looking Information

In this quarterly report, references to "Blackbird Petroleum Corporation," "Blackbird," "the Company," "we," "us," and "our" refer to Blackbird Petroleum Corporation.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties.  These statements are found in the sections entitled "Management's Discussion and Analysis or Plan of Operations" and "Risk Factors."  They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally.  In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders.  Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

Managements discussion and Plan of Operations

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

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates.  However, the following policies could be deemed to be critical within the SEC definition.

Revenue Recognition

Revenue is recognized when products are shipped to customers, net of allowances for anticipated returns.  The Company’s revenue-earning activities generally involve delivering products and revenues are considered to be earned when the Company has completed the process by which it is entitled to such revenues. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured.  The Company defers revenue recognition on products sold directly to the consumer with a fifteen day right of return.  Revenue is recognized upon the expiration of the right of return.

The Company also earns revenues from certain R&D activities under both firm fixed-price contracts and cost-type contracts, including some cost-plus-fee contracts.  Revenues on firm fixed-price contracts are recognized as costs are incurred (cost-to-cost basis).  Revenues on cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party.

Use of Estimates

In accordance with accounting principles generally accepted in the United States of America, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company's cash, cash equivalents, accounts receivable, short-term investments, accounts payable and debt are shown at cost which approximates fair value due to the short-term nature of these instruments.

NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other accounting pronouncements will have a material impact to its financial statements. The selling, general and administration expenses in the table for the period ending January 31, 2009 is $9,092.  The selling, general and administration expenses were $,263 more than the previous year’s first quarter due to the acquisition of the agreements from the Company’s Chairman and Chief Executive Officer.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2009 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2008

	JANUARY 31,2009	JANUARY 31, 2008

Revenues	0	0

Cost of Goods Sold	NA	NA

Operating Expenses

Research and Development.	0	0

Selling, General and Administrative.	$13 ,274	$1,829

Other Income (Expense), net.	0	0

Liquidity and Capital Resources

The Company will need additional investments in order to continue operations. Additional investments are being sought, but the Company cannot guarantee that it will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The recent downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to collect significant amounts owed to it, or experience unexpected cash requirements that would force it to seek alternative financing. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders

Net of fees at the close of the recent equity private placement we had no available cash. We plan to continue to provide for our capital needs by issuing debt or equity securities.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Market Rate Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchanges rates.

Interest Rate Risk

We hold our assets in cash and cash equivalents.  We do not hold derivative financial instruments or equity securities.

Foreign Currency Exchange Rate Risk

Our revenue and expenses are denominated in U.S. dollars.  We have conducted some transactions in foreign currencies and expect to continue to do so; we do not anticipate that foreign exchange gains or losses will be significant.  We have not engaged in foreign currency hedging to date.

Our international business is subject to risks typical of international activity, including, but not limited to, differing economic conditions; change in political climates; differing tax structures; and other regulations and restrictions.  Accordingly, our future results could be impacted by changes in these or other factors.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of January 31, 2009 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

None

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended October 31, 2008.  There were no material changes from the risk factors during the three months ended January 31, 2009.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6 . Exhibits

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003

Exhibit 32.1	Certifications of CEO and CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act.
.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BLACKBIRD PETROLEM CORPORATION

March 23, 2009	By:	/s/ Antonio Treminio
By: Antonio Treminio
Chairman, President and Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)