Form 10-Q
period 2009-04-30
Blackbird Petroleum Corp
filed 2009-06-22
CIK 1396302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
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

The number of shares of common stock outstanding as of June 14, 2009 was 70,000,000

BLACKBIRD PETROLEUM CORPORATION

Form 10-Q

For the Quarter ended April 30, 2009

BLACKBIRD PETROLEUM CORP

FORMERLY ARK DEVELOPMENT, INC.

 (AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

FOR THE SIX MONTH PERIOD ENDED April 30, 2009

AND THE YEAR ENDED OCTOBER 31, 2008

(Unaudited)

ASSETS
	Apr 30,	Oct 31,
	2009	2008

Current Assets:
Cash	$ -	$ 757

Total Assets	$ -	$ 757

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	9,482	-
Loan from related party	3,035	-
Total Current Liabilities	12,517	-

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized
9,850,000 shares issued and outstanding	9,850	9,850
Additional paid in capital	221,650	221,650
Sock subscription receivable	-	-
Accumulated deficit	(244,017)	(230,743)

Total Stockholders' Equity (Deficit)	(12,517)	757

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ 757

See attached notes

BLACKBIRD PETROLEUM CORPORATION

 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTH PERIODS ENDED APRIL 30, 2009 AND 2008

AND FOR THE PERIOD FROM OCTOBER 9, 2006 (INCEPTION)

THROUGH APRIL 30, 2009

(UNAUDITED)

	For the	For the	For the	For the	From
	quarter	quarter	six months	six months	October 9, 2006
	ended Apr 30,	ended Apr 30,	ended Apr 30,	ended Apr 30,	(Date of inception)
	2009	2008	2009	2008	to Apr 30, 2009

Revenue:	$ -		$ -		$ -
Total Revenue	-	-	-	-	-

Operating Expenses:
Exploration costs	-	-	-	-	190,000
General & administrative	-	13,298	13,274	15,127	54,017
Total Operating Expenses	-	13,298	13,274	15,127	244,017

NET LOSS	$ -	$ (13,298)	$ (13,274)	$ (15,127)	$ (244,017)

Weighted Average Shares
Common Stock Outstanding	9,850,000	4,850,000	9,850,000	4,850,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ -	$ (0.00)	$ (0.00)	$ (0.00)

 BLACKBIRD PETROLEUM CORP

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTH PERIODS ENDED APRIL 30, 2009 AND 2008

AND FOR THE PERIOD FROM OCTOBER 9, 2006 (INCEPTION)

THROUGH APRIL 30, 2009

(UNAUDITED)

	For the	For the	For the	For the	From
	quarter	quarter	six months	six months	October 9, 2006
	ended Apr 30,	ended Apr 30,	ended Apr 30,	ended Apr 30,	(Date of inception)
	2009	2008	2009	2008	to Apr 30, 2009
Cash Flows Used in Operating Activities:
Net Loss	$ -	$ (13,298)	$ (13,274)	$ (15,127)	$ (244,017)
Adjustments to reconcile net (loss) to net cash provided by operating activites:
Issuance of stock for services rendered	-	-	-	-	5,000
Issuance of stock for Lease Interests	-	-	-	-	185,000
Accounts payable	(3,035)		12,517		9,482
Related party loan	3,035	-		-	3,035

Net Cash Used in Operating Activities	-	(13,298)	(757)	(15,127)	(41,500)

Cash Flows from Investing Activities:	-	-	-	-	-

Cash Flows from Financing Activities:
Payment of stock subscription				4,000	4,000
Issuance of common stock for cash	-	-	-	-	37,500
Net Cash Provided by Financing Activities	-	-	-	4,000	41,500

Net Increase (Decrease) in Cash	-	(13,298)	(757)	(11,127)	-

Cash at Beginning of Period	-	15,655	757	13,484	-

Cash at End of Year	$ -	$ 2,357	$ -	$ 2,357	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered		$ -		$ -	$ 5,000
Issuance of stock for Lease Interests	$ -	$ -	$ -	$ -	$ 185,000
Issuance of stock for Sock subscription receivable	$ -	$ -	$ -	$ -	$ 4,000

SEE ATTACHED NOTES

BLACKBIRD PETROLEUM CORP

 (AN EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FROM October 9, 2006 (DATE OF INCEPTION) TO January 31, 2009

(Unaudited)

		Preferred Stock	Common Stock					Deficit
		5,000,000 shares authorized	70,000,000 shares authorized					accumulated
	Shares	Par Value	Share	Par Value	Additional Paid in	Subscription	eficit accumulated during Exploration
	Issued	$.001 per share	Issued	$.001 per share	Capital	Receivable	Stage	Total

	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Issuance of common stock in exchange for services at			500,000	500	4,500			5,000
$.01 per share October 2006
Net loss							(5,000)	(5,000)

	-	-	500,000	500	4,500	-	(5,000)	-

Issuance of common stock for cash at $.01 per share			650,000	650	5,850			6,500
December 2006
Issuance of common stock in exchange for Lease at			500,000	500	4,500			5,000
$.01 per share January 2007
Issuance of common stock for cash and stock			600,000	600	5,400	(4,000)		2,000
subscription receivable at $.01 per share February 2007
Issuance of common stock for cash at $.01 per share			450,000	450	4,050			4,500
March 2007
Issuance of common stock for cash at $.01 per share			100,000	100	900			1,000
April 2007
Issuance of common stock for cash at $.01 per share			1,700,000	1,700	15,300			17,000
May 2007
Issuance of common stock for cash at $.01 per share			200,000	200	1,800			2,000
June 2007
Issuance of common stock for cash at $.03 per share			150,000	150	4,350			4,500
July 2007
Net loss							(29,016)	(29,016)

			4,850,000	4,850	46,650	(4,000)	(34,016)	13,484

Receipt of Subscription Receivable December 2007						4,000		4,000

Issance of common stock for particpation agreement			5,000,000	5,000	175,000			180,000
valued at $0.036 per share October 20, 2008

Net loss							(196,727)	(196,727)

			9,850,000	9,850	221,650	-	(230,743)	757

Net loss							(13,274)	(13,274)

			9,850,000	9,850	221,650	-	(244,017)	(12,517)

BLACKBIRD PETROLEUM CORPORATION

FORMERLY ARK DEVELOPMENT, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2009

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

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the report on Form SB-2 of Ark Development, Inc. for the year ended October 31, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the three months ended April 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2008 included in the Company’s report on Form 10K.

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.  Loss per share is unchanged on a diluted basis as the Company does not have any common stock equivalents outstanding as of April 30, 2009.

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

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of April 30, 2009, the Company had a net operating loss carryforward of $244,017. The related deferred tax asset of approximately $85,400 has been fully offset by a valuation allowance due to the uncertainty of the Company being able to realize the benefit in future years.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other accounting pronouncements will have a material impact to its financial statements. The selling, general and administration expenses in the table for the period ending April 30, 2009 is $9,092.  The selling, general and administration expenses were $,263 more than the previous year’s first quarter due to the acquisition of the agreements from the Company’s Chairman and Chief Executive Officer.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2009 COMPARED TO THREE MONTHS ENDED APRIL 30, 2008

APRIL 30,2009

APRIL 30, 2008

Revenues

0

0

Cost of Goods Sold

NA

NA

Operating Expenses

Research and Development.

0

0

Selling, General and Administrative.

$13 ,274

$ 1,829

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

Item 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of April 30, 2009. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of April 30, 2009 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

None

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-Q for the quarterly ended April 30, 2009.  There were no material changes from the risk factors during the three months ended April 30, 2009.

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

BLACKBIRD PETROLEM CORPORATION

June 22, 2009	By:	/s/ Antonio Treminio
By: Antonio Treminio
Chairman, President and Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)