Form 10-Q
period 2009-07-31
Blackbird Petroleum Corp
filed 2009-09-18
CIK 1396302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
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

The number of shares of common stock outstanding as of July 31, 2009 was 70,000,000

BLACKBIRD PETROLEUM CORPORATION

Form 10-Q

For the Quarter ended July 31, 2009

BLACKBIRD PETROLEUM CORP

FORMERLY ARK DEVELOPMENT, INC.

 (AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

ASSETS (Unaudited)
	July 31,	Oct 31,
	2009	2008

Current Assets:
Cash	$ -	$ 757

Total Assets	$ -	$ 757

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued expenses	17,421	4,182
Total Current Liabilities	17,421	4,182

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized
70,000,000 and 59,100,000 shares issued and outstanding
at July 31, 2009 and October 31, 2008, respectively	70,000	59,100
Additional paid in capital	172,900	172,400
Sock subscription receivable	(11,400)	-
Deficit accumulated during the exploration stage	(248,921)	(234,925)

Total Stockholders' Equity (Deficit)	(17,421)	(3,425)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ 757

See attached notes

BLACKBIRD PETROLEUM CORPORATION

 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDED JULY 31, 2009 AND 2008

AND FOR THE PERIOD FROM OCTOBER 9, 2006 (INCEPTION)

THROUGH July 31, 2009

(UNAUDITED)

					From
			For the	For the	October 9,
	For the	For the	nine	nine	2006
	three months	three months	months	months	(Date of
	ended	ended	ended	ended	inception)
	Jul 31,	Jul 31,	Jul 31,	Jul 31,	to Jul 31,
	2009	2008	2009	2008	2009

Revenue:	$ -		$ -		$ -
Total Revenue	-	-	-	-	-

Operating Expenses:
Exploration costs	-	-	-	-	5,000
General & administrative	4,904	1,511	13,996	16,638	58,921
Impairment of oil and gas interests	-	-	-	-	185,000
Total Operating Expenses	4,904	1,511	13,996	16,638	248,921

NET LOSS	$ (4,904)	$ (1,511)	$ (13,996)	$ (16,638)	$ (248,921)

Weighted Average Shares
Common Stock Outstanding	70,000,000	29,100,000	66,395,604	29,100,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

 BLACKBIRD PETROLEUM CORP

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTH PERIODS ENDED July 31, 2009 AND 2008

AND FOR THE PERIOD FROM OCTOBER 9, 2006 (INCEPTION)

THROUGH July 31, 2009

(UNAUDITED)

					From
			For the	For the	October 9,
	For the	For the	nine	nine	2006
	quarter	quarter	months	months	(Date of
	ended	ended	ended	ended	inception)
	Jul 31,	Jul 31,	Jul 31,	Jul 31,	to Jul 31,
	2009	2008	2009	2008	2009
Cash Flows Used in Operating Activities:
Net Loss	$ (4,904)	$ (1,511)	$ (13,996)	$ (16,638)	$ (248,921)
Adjustments to reconcile net (loss) to net cash provided
by operating activites:
Issuance of stock for services rendered	-	-	-	-	5,000
Impairment of oil and gas interests	-	-	-	-	185,000
Increase in accrued expenses	4,904	-	13,239	-	17,421

Net Cash Used in Operating Activities	-	(1,511)	(757)	(16,638)	(41,500)

Cash Flows from Investing Activities:	-	-	-	-	-

Cash Flows from Financing Activities:
Payment of stock subscription				4,000	4,000
Issuance of common stock for cash	-	-	-	-	37,500
Net Cash Provided by Financing Activities	-	-	-	4,000	41,500

Net Increase (Decrease) in Cash	-	(1,511)	(757)	(12,638)	-

Cash at Beginning of Period	-	2,357	757	13,484	-

Cash at End of Year	$ -	$ 846	$ -	$ 846	$ -

SEE ATTACHED NOTES

BLACKBIRD PETROLEUM CORPORATION

FORMERLY ARK DEVELOPMENT, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2009

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

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the report on Form SB-2 of Ark Development, Inc. for the year ended October 31, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the Nine months ended July 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2008 included in the Company’s report on Form 10K.

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.  Loss per share is unchanged on a diluted basis as the Company does not have any common stock equivalents outstanding as of July 31, 2009.

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

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of July 31, 2009, the Company had a net operating loss carryforward of $248,921. The related deferred tax asset of approximately $85,400 has been fully offset by a valuation allowance due to the uncertainty of the Company being able to realize the benefit in future years.

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

On October 12, 2008 the Company issued  whereby Mr. Tremininio would be appointed to the registrant’s Board of Directors and assume the office of Chairman and CEO. As a part of the agreement Mr. Tremininio will assign 100% of a certain agreement with Black Goose Petroleum Corp. Consideration for the assignment and acquisition is to be thirty million (30,000,000) shares of the registrant’s common stock bearing the appropriate restrictive legend

On November 5, 2008, the Board of Directors of the Company approved a stock dividend, whereby two shares of common stock of the Company was issued for every one share of common stock.  The record date for the stock dividend was established as November 25, 2008 and the stock dividend was issued on December 5, 2008.  The stock dividend has been retroactively recorded in the financial statements of the Company as if the stock dividend had occurred at the inception of the Company.

On January 29th, 2009 two individuals and a corporation were issued 4,700,000 shares of stock.

This transaction was recorded as a subscription receivable.

On February 3rd , 2009 the Company approved a further stock dividend  whereby one additional share of common stock was issued for every common share held bring the total issued and outstanding shares to 68,500,000.

On February 7, 2009 the company issued two million shares of stock to one individual and one corporation.

This transaction was recorded as a subscription receivable.

On February 7, 2009 the company cancelled 500,000 shares bringing the total shares issued and outstanding to 70,000,000.

This transaction was recorded as a subscription receivable.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $248,921 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other accounting pronouncements will have a material impact to its financial statements. The selling, general and administration expenses in the table for the period ending July 31, 2009 is $______.  The selling, general and administration expenses were $______more than the previous year’s first quarter due to the acquisition of the agreements from the Company’s Chairman and Chief Executive Officer.

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