Form 10-K
period 2009-10-31
Blackbird Petroleum Corp
filed 2010-02-25
CIK 1396302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2009
[_]	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

BLACKBIRD PETROLEUM CORPORATION

(exact name of registrant as specified in charter)

       NEVADA

       000-53335

20-5965988_______

State or other jurisdiction

Commission File No.

IRS Employer Identification No.

Incorporation or organization

1630 York Avenue

Main Floor

New York, New York 10028

(Address of principal executive offices)

Registrant’s telephone number (212)315-9705

With Copies To:

Marc Ross, Esq.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity, as of October 31, 2009 is $1,400,000.

As of January 30, 2009, the issuer had 70,000,000 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

BLACKBIRD PETROLEUM CORPORATION

FORM 10-K

For the Fiscal Year Ended October 31, 2009

TALE OF CONTENTS

Part I		Pg
Item 1.	Business
Item 1A.	Risk Factors
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosure About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls & Procedures
Item 9B	Other Information
Part III
Item 10	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management
Item 13	Certain Relationships and Related Transactions and Director Independence
Item 14	Principal Accounting Fees and Services
Part IV
Item 15	Exhibits, Financial Statement Schedules

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

Employees

We currently have no employees.

Research & Development

For year ended October 31, 2009 and October 31, 2008, we spent nothing for research and development.

Natural Gas Demand

According to the United States Department of Energy InfoCard for 2009, the United States currently dependent on natural gas for approximately 23% of its total primary energy requirements.1   With its large commitment to the use of natural gas, particularly in the electricity sector, the U.S. now finds itself with a supply shortage at a time of increased demand.  According to the US Annual Energy Outlook 2009, total natural gas consumption is expected to grow to a peak of 23.8 trillion cubic feet in 2016 from 21.7 trillion cubic feet in 2006.2

Consumption of natural gas in the residential, commercial, and industrial sectors is influenced by general economic trends, not just fuel prices. Increased consumption is projected across all natural gas sectors between the years 2006 and 2030.3   The industrial sector is projected to experience growth in consumption, from 7.6 trillion cubic feet in 2006 to 8.1 trillion cubic feet in 2030.4  Growth is also predicted in the residential and commercial sectors, from 7.2 trillion cubic feet in 2006 to 8.8 trillion cubic feet in 2030.5

The demand for natural gas is influenced in part by economic conditions.  According to AEO2008 projections, the largest variation of demands for natural gas depends on the prices in the electric power sector.6  Under projections that assume electric sector prices remain high, natural gas generated capacity will increase by 65.4 gigawatts between 2007 and 2030.7  If prices remain low, the capacity is expected to increase by 131.1 gigawatts within that same period.8

Natural gas demand is also sensitive to prices of other fuels.  The electric power sector can substitute consumption of gas for other fuels like coal when prices of natural gas are high.  In contrast, the commercial, residential, industrial and transportation sectors do not have the same ability to easily switch fuel sources and are less sensitive to price variation.

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We had no net income for the year ended October 31, 2009, mainly as a result of our efforts to acquire a portion of the large oil and gas leases in northern British Columbia and Alberta.  We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

In their report dated February 24 2010 our independent auditors stated that our financial statements for the year ended October 31, 2009 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

ITEM 2: PROPERTIES.

We maintain our principal office at 1630 York Avenue, Main Floor, New York New York 10028.  Our telephone number is 646.334.2859.   These facilities are provided at no charge as a temporary office and mailing address by a shareholder

Texas – Barnett Shale

We acquired  100% of the working interest position in property located near Grand Prairie, Texas, from Mr. Jerry Capehart.  When it came time to renew the lease we learned that Mr. Capehart  had passed away and  the lease had expired.

In October, 2008 the Board of Directors of the registrant voted to complete the transaction and agreement with Mr. Antonio Treminio whereby Mr. Treminio would be appointed to the registrant’s Board of Directors and assume the office of Chairman and CEO. As a part of the agreement Mr. Treminio assigned  100% of a certain agreement with Black Goose Petroleum Corp. Consideration for the assignment and acquisition is to be thirty million (30,000,000) shares of the registrant’s common stock bearing the appropriate restrictive legend.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

OTC Bulletin Board Considerations

The Company’s common stock is currently traded on the Over the Counter Bulletin Board (“OTCBB”). To be quoted on the OTCBB, a market maker must file an application on our behalf in order to make a market for our common stock.  Trading of our common stock is limited.

52 Week Low $0.05 High: $0.09

Holders

As of January 30, 2010, the approximate number of stockholders of record of the Common Stock of the Company was 186.

Dividends

On November  5, 2008 we declared a stock dividend of two shares of common stock for each one share of common stock outstanding. On February 5, 2009 our Board of Directors authorized a stock dividend of one additional common share for each common share held.

Any future determinations to pay cash dividends will be at the discretion of the Board of Directors and will be dependent on our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

Equity Compensation Plan Information

          We do not have any equity compensation plan as of the date of this report.

Recent sales of unregistered securities

On October 9, 2006 we issued our sole officer and director 3,000,000 shares of common stock at a deemed price of $.00167 or $5,000 for the time, effort and expense of incorporating and organizing the corporation.

On January 3, 2007 we issued Mr. Jerry Capehart 3,000,000  shares of our common stock at a deemed price of $.00167 or $5,000 as partial payment for the Johnson Lease.

In June, 2007, we issued shares to 38 individuals that subscribed to a private placement of our common stock at a price of $.00167 per share.

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

In October 2008, the company entered into an agreement with Antonio Treminio, our Chairman and Chief Executive Officer, pursuant to which Mr. Treminio sold his interest in two agreements with Black Goose to the Company in exchange for 5,000,000 shares of the Company’s common stock.   The Kahtah Participation Agreement granted us the right to participate in acquisitions of drilling rights to 13,000 acres in the Kahntah area of Northeast British Columbia for lands in “Redeye”, “Lapp” and “Pedigree”.   The South Adsett Participation Agreement granted us the right to participate in drilling in 28,000 acres in the South Adsett area of British Columbia.  We are now focused on exploration, acquisition, development and production of oil and natural gas reserves in Western Canada.  Our business strategy is to economically increase reserves, production, and the sale of natural gas and oil from existing and acquired properties in Western Canada in order to maximize shareholders’ return over the long term.

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

Liquidity and Capital Resources

     The Company will need additional investments in order to continue operations. Additional investments are being sought, but the Company cannot guarantee that it will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The recent downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to collect significant amounts owed to it, or experience unexpected cash requirements that would force it to seek alternative financing. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders

Results of Operations

For the year ended October 31, 2009, compared to the year October 31, 2008.

Revenues

Revenues for the year ended October 31, 2009, and 2008 were $-0- and $-0-, respectively, reflecting our startup nature.

General and Administrative Expenses

General and administrative expenses for the year ended October 31, 2009 and 2008 were $25,396 and $20,909, respectively. General and administrative expenses consisted primarily of accounting and filing fees.

Impairment of Oil and Gas Interests

As of October 31, 2008 we took a $180,000 charge as an expense, reflecting the monies expended on our oil and gas properties in northern British Columbia prior to our acquisition.

Net Loss

Our net loss for the year ended October 31, 2009, and 2008, amounted to ($25,396) and ($200,909), respectively.

From October 9, 2006 (Date of Inception) through October 31, 2009

Revenues

We have not earned any revenues from our incorporation on October 9, 2006 to October 31, 2008. We do not anticipate earning revenues until, if and when we drill, complete and produce from our first successful well.

Operating Expenses

We incurred operating expenses in the amount of $260,321 for the period from our inception on October 9, 2006 to October 31, 2009.

Net Loss

Our net loss for the period from our inception on October 9, 2006 to October 31, 2009 was $260,321

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

To date, we have generated no revenues and have incurred operating losses in every quarter.  Our registered independent auditors have stated in their report dated February 24, 2010, that we are an early exploration company and have not generated revenues from operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

ITEM 9:  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS & PROCEDURES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of October 31, 2009. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of October 31, 2009  in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers:

NAME	AGE	TITLES
Antonio Treminio	40	Chief Executive Officer, CEO and Chairman
Jeffrey Wolin	52	Secretary, Vice President of Strategic Planning and Director

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

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the named executive officers for the fiscal years ended October 31, 2008 and October 31, 2009.

Name and Principal Position (1)	Fiscal Year	Annual Salary ($)	Annual Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation ($)	All Other Compensation	Total ($) (4)
Noah Clark, CEO, President, Director (2)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Antonio Treminio, CEO, Chairman (3)	2009 2008	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Jeffrey Wolin	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 24, 2009 by

•

Each person who is known by us to beneficially own more than 5% of our common stock

•

By each of our officers and directors

•

By all of our officers and directors as a group

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned (1)	Percentage Ownership (2)
Antonio Treminio 1630 York Avenue, New York, NY 10028	Common Stock	21,100,000	30.14%
Jeffrey B. Wolin	Common Stock	5,000,000	07.14%
All officers and Directors as a Group (3 persons)	Common Stock	26,100,000	37.28%

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

(2) Based upon 70,000,000 shares issued and outstanding on February 24, 2010.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our  auditors, for professional services rendered for the audit of our annual financial statements during the years ended October 31, 2009 and 2008, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years, were $14,400 and $13,050, respectively.

Audit-Related Fees

Our current independent registered public accounting firm billed us $__0_____ during the fiscal year ended October  31, 2009 and $____0___ during the fiscal year ended October 31, 2008  for audit related services.

Tax Fees

Our current independent registered public accounting firm billed us $0.00for tax related work during fiscal years ended October 31, 2009, and billed us $0.00 for tax related work during the fiscal year ended October 31, 2008.

All Other Fees

Our current independent registered public accounting firm did not bill us during the years ended October 31, 2009 and 2008 for other services.

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

BLACKBIRD PETROLEM CORPORATION

s/s   Antonio Treminio

        By: Antonio Treminio

Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 24, 2010

BLACKBIRD PETROLEM CORPORATION

/s/   Antonio Treminio

By: Antonio Treminio

Chairman, President and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Blackbird Petroleum Corporation (Formerly Ark Development, Inc.)

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Blackbird Petroleum Corporation (Formerly Ark Development, Inc.) (an Exploration Stage Company) as of October 31, 2009 and 2008, and the statements of operations, stockholders’ equity (deficit), and cash flows for the years ended October 31, 2009 and 2008 and for the period from inception (October 9, 2006) to October 31, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackbird Petroleum Corporation (Formerly Ark Development, Inc.) (an Exploration Stage Company) as of October 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended October 31, 2009 and 2008 and for the period from inception (October 9, 2006) to October 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has incurred a net loss of $ 260,321 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill it exploration activities.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah

February 23, 2010

BLACKBIRD PETROLEUM CORPORATION

(AN EXPLORATION STAGE COMPANY)

                                                         BALANCE SHEETS

Current Assets:
Cash	$ -	$ 757

Total Assets	$ -	$ 757
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	17,421	4,182
Total Current Liabilities	17,421	4,182

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized
70,000,000 and 59,100,000 shares issued and outstanding
at October 31, 2009 and October 31, 2008, respectively	70,000	59,100
Additional paid in capital	172,900	172,400
Deficit accumulated during the exploration stage	(260,321)	(234,925)

Total Stockholders' Equity (Deficit)	(17,421)	(3,425)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ 757

BLACKBIRD PETROLEUM CORPORATION

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

			From
			October 9,
			2006
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	Oct 31,	Oct 31,	Oct 31,
	2009	2008	2009

Revenue:	$ -		$ -
Total Revenue	-	-	-

Operating Expenses:
Exploration costs	-	-	5,000
General & administrative	25,396	20,909	70,321
Impairment of oil and gas interests	-	180,000	185,000
Total Operating Expenses	25,396	200,909	260,321

NET LOSS	$ (25,396)	$ (200,909)	$ (260,321)

Weighted Average Shares
Common Stock Outstanding	69,833,334	36,600,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ (0.01)

BLACKBIRD PETROLUEM CORPORATION

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			From
			October 9,
			2006
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	Oct 31,	Oct 31,	Oct 31,
	2009	2008	2009
Cash Flows Used in Operating Activities:
Net Loss	$ (25,396)	$ (200,909)	$ (260,321)
Adjustments to reconcile net (loss) to net cash provided
by operating activites:
Issuance of stock for services rendered	11,400	-	16,400
Impairment of oil and gas interests	-	180,000	185,000
Increase in accrued expenses	13,239	4,182	17,421

Net Cash Used in Operating Activities	(757)	(16,727)	(41,500)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Payment of stock subscription		4,000	4,000
Issuance of common stock for cash	-	-	37,500
Net Cash Provided by Financing Activities	-	4,000	41,500

Net Increase (Decrease) in Cash	(757)	(12,727)	-

Cash at Beginning of Period	757	13,484	-

Cash at End of Year	$ -	$ 757	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ 11,400	$ -	$ 16,400
Issuance of stock for Lease Interests	$ -	$ 180,000	$ 185,000
Issuance of stock for Sock subscription receivable	$ -	$ -	$ 5,000

BLACKBIRD PETROLEUM CORPORATION

(AN EXPLORATION STAGE COMPANY)

Statements of Stockholders' Equity (Deficit)

	Preferred Stock	Common Stock				Deficit
	5,000,000 shares authorized	70,000,000 shares authorized		Additional	Stock	accumulated
Shares	Par Value	Share	Par Value	Paid-In	Subscription	during Exploration
Issued	$.001 per share	Issued	$.001 per share	Capital	Receivable	Stage	Total

BALANCE- October 9, 2006 (inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Issuance of common stock in exchange for services at			3,000,000	3,000	2,000			5,000
$.00167 per share October 2006
Net loss							(5,000)	(5,000)

BALANCE- October 31, 2006	-	-	3,000,000	3,000	2,000	-	(5,000)	-

Issuance of common stock for cash at $.00167 per share			3,900,000	3,900	2,600			6,500
December 2006
Issuance of common stock in exchange for Lease at			3,000,000	3,000	2,000			5,000
$.00167 per share January 2007
Issuance of common stock for cash and stock			3,600,000	3,600	2,400	(4,000)		2,000
subscription receivable at $.00167 per share February 2007
Issuance of common stock for cash at $.00167 per share			2,700,000	2,700	1,800			4,500
March 2007
Issuance of common stock for cash at $.00167 per share			600,000	600	400			1,000
April 2007
Issuance of common stock for cash at $.00167 per share			10,200,000	10,200	6,800			17,000
May 2007
Issuance of common stock for cash at $.00167 per share			1,200,000	1,200	800			2,000
June 2007
Issuance of common stock for cash at $.005 per share			900,000	900	3,600			4,500
July 2007
Net loss							(29,016)	(29,016)

BALANCE- October 31, 2007			29,100,000	29,100	22,400	(4,000)	(34,016)	13,484

Receipt of Subscription Receivable December 2007						4,000		4,000

Issuance of common stock for participation agreement			30,000,000	30,000	150,000			180,000
valued at $0.006 per share October 20, 2008

Net loss							(200,909)	(200,909)

BALANCE- October 31, 2008			59,100,000	59,100	172,400	-	(234,925)	(3,425)

Issuance of common stock for services rendered			9,400,000	9,400	-	-		9,400
at $.001 per share October 1, 2009

Issuance of common stock for services rendered			2,000,000	2,000		-		2,000
at $.001 per share October 1, 2009

Cancellation of 500 shares			(500,000)	(500)	500

Net loss							(25,396)	(25,396)

BALANCE- October 31, 2009			70,000,000	70,000	172,900	-	(260,321)	(17,421)

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $248,921 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company

Footnotes

1 The United States Department of Energy InfoCard for 2008 is available on the internet at http://www.eia.doe.gov/neic/brochure/infocard01.htm

2 The US Annual Energy Outlook 2009 is available at http://www.eia.doe.gov/oiaf/aeo

3 This information is from the US Energy Outlook 2008 with Projections to 2030 at http://www.eia.doe.gov/oiaf/aeo/gas.html

4 Id.

5 Id.

6 Id.

7 Id.

8 Id.

9 Id.

10 Id.

11 Id.