Form 10-Q
period 2009-10-31
Blackbird Petroleum Corp
filed 2010-03-18
CIK 1396302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
R	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
or

£	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-15751

BLACKBIRD PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	20-5965988
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1630 York Avenue

Main Floor

New York, New York 10028

(Address of principal executive offices)

(646) 334.2859

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes R     No £

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer £               Accelerated filer £             Non-accelerated filer £         Smaller reporting company R

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes £    No R

The number of shares of common stock outstanding as of JANUARY31, 2010 was 70,000,000

BLACKBIRD PETROLEUM CORPORATION

Form 10-Q

For the Quarter ended January 31, 2010

Table of Contents

		Page
PART I FINANCIAL INFORMATION
Item 1	Consolidated Financial Statements

	Consolidated Balance Sheets as of JANUARY 31, 2010(unaudited) and October 31, 2009	3

	Consolidated Statements of Operations for the Three Months ended JANUARY 31, 2010 and 2009 (unaudited)	4

		5

	Consolidated Statements of Cash Flows for the Three Months ended JANUARY31, 2010 and 2009 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T	Controls and Procedures	21

PART II OTHER INFORMATION
Item 1	Legal Proceedings	23

Item 1A	Risk Factors	23

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3	Defaults Upon Senior Securities	23

Item 4	Submission of Matters to a Vote of Security Holders	23

Item 5	Other Information	23

Item 6	Exhibits	23

SIGNATURES

CERTIFICATIONS

BLACKBIRD PETROLEUM CORP

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

FOR THE PERIODS ENDED JANUARY 31, 2010 (UNAUDITED)

AND OCTOBER 31, 2009

ASSETS
	Jan 31	Oct 31,
	2010	2009
	(Unaudited)	(Audited)
Current Assets:
Cash	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued expenses	18,171	17,421
Total Current Liabilities	18,171	17,421

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized
70,000,000 shares issued and outstanding at January 31, 2010
and October 31, 2009	70,000	70,000
Additional paid in capital	172,900	172,900
Deficit accumulated during the exploration stage	(261,071)	(260,321)

Total Stockholders' Equity (Deficit)	(18,171)	(17,421)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

BLACKBIRD PETROLEUM CORPORATION

 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 2010 AND 2009

AND FOR THE PERIOD FROM OCTOBER 9, 2006 (INCEPTION)

THROUGH JANUARY31, 2009

(UNAUDITED)

			From
			October 9,
	For the	For the	2006
	three	three	(Date of
	months	months	inception)
	ended	ended	to
	Jan 31,	Jan 31,	Jan 31,
	2010	2009	2010

Revenue:	$ -		$ -
Total Revenue	-	-	-

Operating Expenses:
Exploration costs	-	-	5,000
General & administrative	750	9,092	71,071
Impairment of oil and gas interests	-	-	185,000
Total Operating Expenses	750	9,092	261,071

NET LOSS	$ (750)	$ (9,092)	$ (261,071)

Weighted Average Shares
Common Stock Outstanding	70,000,000	59,100,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ (0.00)

SEE ATTACHED NOTES

 BLACKBIRD PETROLEUM CORP

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED JANUARY31, 2010 AND 2009

AND FOR THE PERIOD FROM OCTOBER 9, 2006 (INCEPTION)

THROUGH JANUARY 31, 2010

(UNAUDITED)

			From
			October 9,
	For the	For the	2006
	three	three	(Date of
	months	months	inception)
	ended	ended	to
	Jan 31,	Jan 31,	Jan 31,
	2010	2009	2010
Cash Flows Used in Operating Activities:
Net Loss	$ (750)	$ 092)	$ 261,071)
Adjustments to reconcile net (loss) to net cash provided
by operating activites:
Issuance of stock for services rendered	-	-	16,400
Impairment of oil and gas interests	-	-	185,000
Increase in accrued expenses	750	8,335	18,171

Net Cash Used in Operating Activities	-	(757)	(41,500)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Payment of stock subscription		-	4,000
Issuance of common stock for cash	-	-	37,500
Net Cash Provided by Financing Activities	-	-	41,500

Net Increase (Decrease) in Cash	-	(757)	-

Cash at Beginning of Period	-	757	-

Cash at End of Year	$ -	$ -	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered		$	$ 16,400
Issuance of stock for Lease Interests	$ -	$ -	$ 185,000
Issuance of stock for Sock subscription receivable	$ -	$ -	$ 5,000

SEE ATTACHED NOTES

                                      BLACKBIRD PETROLEUM CORPORAITON

 (AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2010

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

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q  and Item 310(b) of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the report on Form 10-K of Ark Development, Inc. for the year ended October 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the three months ended January 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2009 included in the Company’s report on Form 10K.

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.  Loss per share is unchanged on a diluted basis as the Company does not have any common stock equivalents outstanding as of January 31, 2010.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. This method of accounting requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities.  Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of January 31, 2010, the Company had a net operating loss carryforward of $261,071. The related deferred tax asset of approximately $92,000 has been fully offset by a valuation allowance due to the uncertainty of the Company being able to realize the benefit in future years.

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

On October 20, 2008, the Company purchased an interest in two participation agreements form the Company’s Chief Executive Officer.  The Company issued 30,000,000 shares of its common stock valued at $.006 per share for an aggregate value of $180,000 in exchange for these interests.  The interests provide the Company oil and gas drilling rights in the Kahntah area of Northeast British Columbia.  Management determined that there was no reasonable method to value these oil and gas participation interests and has impaired the cost of these interests during the year ended October 31, 2008.  This amount has been reflected in the statement of operations as an impairment of oil and gas interests.  One of the participation agreements requires the Company to make an additional payment of approximately $1,148,000 on or before January 1, 2009 to preserve the drilling rights outlined in the agreement.  The Company has not made this required payment.

NOTE 4 – COMMON STOCK

The Company issued 3,000,000 shares of its common stock in October 2006 in exchange for services rendered, valued at $5,000.

During the year ended October 31, 2007 the Company issued 20,700,000 shares of its common stock in exchange for cash.  19,800,000 of these shares were valued at $.001667 and 900,000 of these shares were valued at $.005 for total aggregate cash received of $37,500.

Also, during the year ended October 31, 2007, the Company issued 2,400,000 shares of common stock under stock subscription agreements, at $.006 per share, for an aggregate value of $4,000. These amounts were recorded initially as stock subscription receivables in the financial statements and

On December 4, 2007 the Company received $4,000 as payment for a stock subscription issued in the prior period.

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

On February 2, 2009, the Board of Directors of the Company approved a stock dividend, whereby on share of common stock of the Company was issued for every one share of common stock.  The record date of the stock dividend was established as of February 9, 2009.  The stock dividend has been retroactively recorded in the financial statements of the Company as if the stock dividend had occurred at the inception of the Company.

During the year ended October 31, 2009, the Company issued 11,400,000 shares of common stock pursuant to stock subscription agreements.  These subscription agreements were cancelled and the 11,400,000 shares of common stock were issued for services rendered to the Company valued at $11,400.  Also, during the year ended October 31, 2009, a shareholder/officer voluntarily canceled 500,000 shares of the Company’s common stock.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $261,071 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 16, 2010 which is the date that the financial statements were issued.

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

Managements discussion and Plan of Operations

We were incorporated in the State of Nevada on October 9, 2006 under the name Ark Development, Inc. We created a wholly owned corporate subsidiary in Nevada on October 29, 2008.  On November 26, 2008 we merged with the subsidiary, Blackbird Petroleum Corporation.   The surviving corporation is governed by the by-laws of Ark Development, Inc. We amended the articles of incorporation of the surviving corporation to change our name to Blackbird Petroleum Corporation.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other accounting pronouncements will have a material impact to its financial statements. The selling, general and administration expenses in the table for the period ending January31, 2010 is $_750_____.  The selling, general and administration expenses were $_8,342_____less than the previous year’s first quarter due the accrual of accounting, auditing and professional fees in the quarter ended January 31, 2009.  These similar fees were not furnished to the Company during the quarter ended January 31, 2010.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2010 COMPARED TO THREE MONTHS ENDED

JANUARY 31, 2009

JANUARY 31, 2010

JANUARY  31, 2009

Revenues

0

0

Cost of Goods Sold

NA

NA

Operating Expenses

Research and Development.

0

0

Selling, General and Administrative.

$750

$ 9,092

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

To date, we have generated no revenues and have incurred operating losses in every quarter. We have stated   report    that we are an early exploration company and have not generated revenues from operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of January 31, 2010 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

None

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-Q for the quarterly ended January 31, 2010.  There were no material changes from the risk factors during the three months ended January 31, 2010.

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

BLACKBIRD PETROLEM CORPORATION

March 18, 2010	By:	/s/ Antonio Treminio
By: Antonio Treminio
Chairman, President and Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)