Form 10-Q
period 2010-04-30
Blackbird Petroleum Corp
filed 2017-09-22
CIK 1396302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares of common stock outstanding as of April 30, 2010 was 70,000,000

BLACKBIRD PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

AS AT APRIL 30, 2010 (UNAUDITED)
AND JAN 31, 2010 AND OCTOBER 31, 2009
(UNAUDITED - SEE NOTICE TO READER)

	APRIL 30/2010	JAN 31/2010	OCT 31 2009
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash - Bank		—	—

Total Assets		$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

CURRENT LIABILITIES

Accrued Liabilities	19,740	18,171	17,421

Total Current Liabilities	19,740	18,171	17,421

STOCKHOLDERS’ EQUITY(DEFICIT)
Preferred shares - Issued (Note 4)		—	—
Common shares - Issued (Note 4)		70,000	—
Additional paid in capital (Note 4)		172,900	172,900
Retained Earnings (Deficit)		(261,071)	(260,321)

Total Stockholders Equity(Deficit)		(18,171)	(87,421)

Total Liabilities and Stockholders Equity(Deficit)		$—	$(70,000)

BLACKBIRD PETROLEUM CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED APRIL 30, 2010, FOR THE THREE MONTHS ENDED JAN 31 2010 AND 2009 AND FOR THE PERIOD FROM OCT 9, 2006 (INCEPTION) THROUGH APRIL 30 2010

(UNAUDITED)

	For the Six Months	For the Three Months	For the Three Months	From Oct 9 (Date of Inception)
	Ended Apr 30/2010	Ended Jan 31/ 2010	Ended Jan 31/ 2009	to Apr 30/2010

Revenue:

Total Revenue	$—	$—	$—	$—

Operating Expenses
Exploration Costs	—	—	—	5,000
General & Administrative Expenses	$5,740	750	9,092	71,071
Impaitment of oil and gas interests	—	—	—	185,000
Total Operating Expenses	5,740	750	9,092	261,071

NET LOSS	$(5,740)	$(750)	$(9,092)	(261,071)

Weighted Average Shares
Common Stock Outstanding	70,000,000	70,000,000	59,100,000

Net Loss Per Share
(Basic and Fully Diluted)	$0.00	$0.00	$0.00

SEE ATTACHED NOTES

BLACKBIRD PETROLEUM CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2010 AND FOR THE PERIOD FROM JAN 31, 2010 AND 2009

  AND FOR THE PERIOD FROM OCTOBER 9, 2006 (INCEPTION) THROUGH APRIL 30, 2010

(UNAUDITED)

	For the Six Months Ended Apr 30/2010	For the Three Months Ended Jan 31/2010	For the Three Months Ended Jan 31/2009	From Oct 9 (Date of Inception) to Apr 30/2010

Cash Flows Used in Operating Activities
Net Loss	(5,740)	$(750)	(9,092)	$(261,071)
Cash Provided by Operating activities
Issuance of Stock for Services Rendered				16,400
Impairment of Oil and Gas Interests				185,000
Increase in accrued expenses	5,740	750	8,335	18,171

Net Cash Used in Operating Activities	—	—	(757)	(41,500)

Cash used in investing activities		—		—
Cash Flows From Investing Activities		—		—

Cash Provided by Financing Activities
Payment of stock subscription	—	—	—	4,000
Issuance of common stock for cash	—	—	—	37,500
Net Cash Provided by Financing Activities	—	—	—	41,500

Net Increase (Decrease) in Cash		—	(757)	—

Cash at Beginning of Year		—	757	—

Cash at End of Year		$—	—	$—

Non-cash investing and financing activities
Issuance of common stock for management services				$16,400
Issuance of common stock for lease interests				$18,500
Issuance of common stock for stock subscription receivable				$5,000

SEE ATTACHED NOTES

(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2010

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

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the report on Form 10-K of Ark Development, Inc. for the year ended October 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recarring nature. Operating results for the three months ended April 30, 2010 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2009 included in the Company’s report on Form 10K.

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period. Loss per share is unchanged on a diluted basis as the Company does not have any common stock equivalents outstanding as of April 30, 2010.

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

NOTE 3 – OIL AND GAS LEASE AND OIL AND GAS PARTICIPATION INTERESTS

The Company entered into the purchase of an oil & gas lease located in Palo Pinto County, Texas on January 3, 2007. This lease was acquired from a Company engaged in the exploration and development of oil and gas properties. The Company purchased this lease by issuing 1,500,000 shares of common stock valued at $.0033 per share and by payment of cash in the amount of $ 5,000 for a total purchase price of $10,000. After the acquisition of this lease, management performed an impairment test to determine the carrying value of this oil and gas lease. Management determined that there was no reasonable method to value the claims and has impaired the cost of this lease and recorded the expense during the period ended October 31. 2007. This amount has been reflected in the statement of operations as impairment of oil and gas property.

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

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through Oct 12, 2010 which is the date that the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Forward-Looking Information

In this quarterly report, references to “Blackbird Petroleum Corporation,” “Blackbird,” “the Company,” “we,” “us,” and “our” refer to Blackbird Petroleum Corporation.

Except for the historical information contained herein, some of the statements in this Report contain forward- looking statements that involve risks and uncertainties. These statements are found in the sections entitled “Management’s Discussion and Analysis or Plan of Operations” and “Risk Factors.” They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar terminology. These’ statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to. our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

In October 2008, the company entered into an agreement with Antonio Treminio, our Chairman and Chief Executive Officer, pursuant to which Mr. Treminio sold his interest in two agreements with Black Goose to the Company in exchange for 15,000,000 shares of the Company’s common stock. The Kahntah Participation Agreement granted us the right to participate in acquisitions of drilling rights to 13,000 acres in the Kahntah area of Northeast British Columbia for lands in “Redeye”, “Lapp” and “Pedigree”. The South Adsett Participation Agreement granted us the right to participate in drilling in 28,000 acres in the South Adsett area of British Columbia. We are now focused on exploration, acquisition, development and production of oil and natural gas reserves in Western Canada. Our business strategy is to economically increase reserves, production, and the sale of natural gas and oil from existing and acquired properties in Western Canada in order to maximize shareholders’ return over the long term.

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

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

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

Fair Value of Financial Instruments

The Company’s cash, cash equivalents, accounts receivable, short-term investments, accounts payable and debt are shown at cost which approximates fair value due to the short-term nature of these instruments.

NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other accounting pronouncements will have a material impact to its financial statements. The selling, general and administrative expenses in the table for the period ending April 30, 2010 is $5740. These expenses are more than those than the previous quarter.

RESULTS OF OPERATIONS

Three months ended April 30, 2010 compared to three months ended January 31, 2010.

	April 30, 2010	January 31, 2010

Revenues	0	0

Cost of Goods Sold	n/a	n/a

Operating Expenses

Research and Development	0	0

Selling, General and Administrative	$5740	$750

Other Income	0	0

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

Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amount owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Foreign Currency Exchange Rate Risk

Our revenue and expenses are denominated in U.S. dollars. We have conducted some transactions in foreign currencies and expect to continue to do so; we do not anticipate that foreign exchange gains or losses will be significant We have not engaged in foreign currency hedging to date.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of April 30. 2010 in providing reasonable assurance that information we are required to disclose in reports that we file submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-Q for the quarterly ended April 30, 2010

There were no material changes from the risk factors during the three months ended April 30, 2010

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

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

BLACKBIRD PETROLEM CORPORATION

October 12, 2010	//s// Normand Terroux
By: Normand Terroux
Chairman, President and Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

