Form 10-Q
period 2010-07-31
Blackbird Petroleum Corp
filed 2017-09-25
CIK 1396302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

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

The number of shares of common stock outstanding as of July 31, 2010 was 70,000,000

BLACKBIRD PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

AS AT JULY 31, 2010 (UNAUDITED)
AND JAN 31, 2010 AND OCTOBER 31, 2009
(UNAUDITED - SEE NOTICE TO READER)

	JULY 31/2010	JAN 31/2010	OCT 31 2009
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash - Bank		—	—

Total Assets		$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

CURRENT LIABILITIES

Accrued Liabilities	19,740	18,171	17,421

Total Current Liabilities	19,740	18,171	17,421

STOCKHOLDERS’ EQUITY(DEFICIT)
Preferred shares - Issued (Note 4)		—	—
Common shares - Issued (Note 4)		70,000	—
Additional paid in capital (Note 4)		172,900	172,900
Retained Earnings (Deficit)		(261,071)	(260,321)

Total Stockholders Equity(Deficit)		(18,171)	(87,421)

Total Liabilities and Stockholders Equity(Deficit)		$—	$(70,000)

BLACKBIRD PETROLEUM CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED JULY 31, 2010, FOR THE THREE MONTHS ENDED JAN 31 2010 AND 2009 AND FOR THE
PERIOD FROM OCT 9, 2006 (INCEPTION) THROUGH JULY 31 2010

(UNAUDITED)

	For the Nine Months	For the Three Months	For the Three Months	From Oct 9 (Date of Inception)
	Ended July 30/2010	Ended Jan 31/ 2010	Ended Jan 31/ 2009	to July 31/2010

Revenue:

Total Revenue	$—	$—	$—	$—

Operating Expenses
Exploration Costs	—	—	—	5,000
General & Administrative Expenses	$5,740	750	9,092	71,071
Impaitment of oil and gas interests	—	—	—	185,000
Total Operating Expenses	5,740	750	9,092	261,071

NET LOSS	$(5,740)	$(750)	$(9,092)	(261,071)

Weighted Average Shares Common Stock Outstanding	70,000,000	70,000,000	59,100,000

Net Loss Per Share (Basic and Fully Diluted)	$0.00	$0.00	$0.00

SEE ATTACHED NOTES

BLACKBIRD PETROLEUM CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2010 AND FOR THE PERIOD FROM JAN 31, 2010 AND 2009

  AND FOR THE PERIOD FROM OCTOBER 9, 2006 (INCEPTION) THROUGH JULY 31, 2010

(UNAUDITED)

	For the Nine Months Ended July 31/2010	For the Three Months Ended Jan 31/2010	For the Three Months Ended Jan 31/2009	From Oct 9 (Date of Inception) to July 31/2010

Cash Flows Used in Operating Activities
Net Loss	(5,740)	$(750)	(9,092)	$(261,071)
Cash Provided by Operating activities
Issuance of Stock for Services Rendered				16,400
Impairment of Oil and Gas Interests				185,000
Increase in accrued expenses	5,740	750	8,335	18,171

Net Cash Used in Operating Activities	—	—	(757)	(41,500)

Cash used in investing activities		—		—

Cash Flows From Investing Activities		—		—

Cash Provided by Financing Activities
Payment of stock subscription	—	—	—	4,000
Issuance of common stock for cash	—	—	—	37,500
Net Cash Provided by Financing Activities	—	—	—	41,500

Net Increase (Decrease) in Cash		—	(757)	—

Cash at Beginning of Year		—	757	—

Cash at End of Year		$—	—	$—

Non-cash investing and financing activities
Issuance of common stock for management services				$16,400
Issuance of common stock for lease interests				$18,500
Issuance of common stock for stock subscription receivable				$5,000

SEE ATTACHED NOTES

(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Blackbird Petroleum Corporation (the “Company”) was incorporated under the laws of the State of Nevada on October 9, 2006 under the name of Ark Development, Inc. The Company changed its name from Ark Development, Inc. to Blackbird Petroleum Corporation on November 28, 2008 The Company’s activities to date have been limited to organization and capital formation. The Company is “an exploration stage company” and has acquired oil and gas leases and participation interests for exploration and formulated a business plan to investigate the possibilities of a viable mineral deposit The Company has adopted October 31 as its fiscal year end.

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the report on Form 10-K of Ark Development, Inc. for the year ended October 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the three months ended July 31, 2010 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2009 included in the Company’s report on Form 10K.

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period. Loss per share is unchanged on a diluted basis as the Company does not have any common stock equivalents outstanding as of July 31, 2010.

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

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through Oct 22, 2010 which is the date that the financial statements were issued.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other accounting pronouncements will have a material impact to its financial statements. The selling, general and administrative expenses in the table for the period ending July 31, 2010 is $5740. These expenses are more than those than the previous quarter.

RESULTS OF OPERATIONS

Three months ended July 31, 2010 compared to three months ended January 31, 2010.

	July 31, 2010	January 31, 2010

Revenues	0	0

Cost of Goods Sold	n/a	n/a

Operating Expenses

Research and Development	0	0

Selling, General and Administrative	$5740	$750

Other Income	0	0

Liquidity and Capital Resources

The Company will need additional investments in order to continue operations. Additional investments are being sought, but the Company cannot guarantee that it will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The recent downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to collect significant amounts red to it, or experience unexpected cash requirements that would force it to seek alternative financing. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders

Net of fees at the close of the recent equity private placement we had no available cash. We plan to continue to provide for our capital needs by issuing debt or equity securities.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of July 31. 2010 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-Q for the quarterly ended July 31, 2010

There were no material changes from the risk factors during the three months ended July 31, 2010

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

BLACKBIRD PETROLEM CORPORATION

October 22, 2010	//s// Normand Terroux
By: Normand Terroux
Chairman, President and Chief
Executive Officer
(Principal Executive Officer, Principal
Financial and Accounting Officer)

